Form 10-Q
period 2022-09-30
RXO, Inc.
filed 2022-11-30
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-41514
_______________________________________________
RXO, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	88-2183384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11215 North Community House Road Charlotte, NC	28277

(Address of principal executive offices)	(Zip Code)
(980) 308-6058
(Registrant’s telephone number, including area code)
_______________________________________________
N/A
_______________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RXO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 28, 2022, there were 116,303,068 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RXO, Inc.
Condensed Combined Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$187	$29
Accounts receivable, net of allowances of $13 and $9, respectively	1,012	1,010
Other current assets	26	44
Total current assets	1,225	1,083
Long-term assets
Property and equipment, net of $228 and $219 in accumulated depreciation, respectively	119	111
Operating lease assets	162	128
Goodwill	630	630
Identifiable intangible assets, net of $232 and $217 in accumulated amortization, respectively	85	100
Other long-term assets	16	16
Total long-term assets	1,012	985
Total assets	$2,237	$2,068
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$547	$520
Accrued expenses	284	248
Short-term borrowings and current finance lease liabilities	5	—
Short-term operating lease liabilities	47	42
Other current liabilities	5	6
Total current liabilities	888	816
Long-term liabilities
Long-term debt and finance lease liabilities	6	—
Deferred tax liability	44	52
Long-term operating lease liabilities	119	93
Other long-term liabilities	36	37
Total long-term liabilities	205	182
Equity
XPO investment	1,148	1,072
Accumulated other comprehensive loss	(4)	(2)
Total equity	1,144	1,070
Total liabilities and equity	$2,237	$2,068
See accompanying notes to Condensed Combined Financial Statements.

RXO, Inc.
Condensed Combined Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$1,138	$1,198	$3,676	$3,362
Cost of transportation and services (exclusive of depreciation and amortization)	857	958	2,782	2,630
Direct operating expense (exclusive of depreciation and amortization)	56	48	167	143
Sales, general and administrative expense	158	130	485	387
Depreciation and amortization expense	23	22	65	62
Transaction and integration costs	23	1	44	2
Restructuring costs	6	1	9	1
Operating income	$15	$38	$124	$137
Other expense	1	—	—	1
Interest income	(1)	—	(1)	—
Income before income taxes	$15	$38	$125	$136
Income tax provision	2	5	29	28
Net income	$13	$33	$96	$108

Earnings per share data
Basic and Diluted earnings per share	$0.11	$0.29	$0.83	$0.94

Common shares outstanding
Number of Basic and Diluted shares outstanding	115	115	115	115
See accompanying notes to Condensed Combined Financial Statements.

RXO, Inc.
Condensed Combined Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income	$13	$33	$96	$108

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax effect of $—, $—, $—, and $—	$(2)	$6	$(2)	$7
Other comprehensive (loss) income	(2)	6	(2)	7
Comprehensive income	$11	$39	$94	$115
See accompanying notes to Condensed Combined Financial Statements.

RXO, Inc.
Condensed Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Operating activities
Net income	$96	$108
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and net lease activity	65	62
Stock compensation expense	9	6
Deferred tax expense	(8)	1
Other	6	—
Changes in assets and liabilities
Accounts receivable	(10)	(101)
Other assets	12	(14)
Accounts payable	25	30
Accrued expenses and other liabilities	39	27
Net cash provided by operating activities	234	119
Investing activities
Payment for purchases of property and equipment	(39)	(30)
Proceeds from sale of property and equipment	1	1
Net cash used in investing activities	(38)	(29)
Financing activities
Net transfers to XPO	(39)	(131)
Other	1	1
Net cash used in financing activities	(38)	(130)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	158	(39)
Cash, cash equivalents, and restricted cash, beginning of period	29	70
Cash, cash equivalents, and restricted cash, end of period	$187	$31
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$46	$35
Leased assets obtained in exchange for new finance lease liabilities	8	—
Cash paid for income taxes	3	3
See accompanying notes to Condensed Combined Financial Statements.

RXO, Inc.
Condensed Combined Statements of Changes in Equity
(Unaudited)

(In millions)	XPO Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2022	$1,201	$(2)	$1,199
Net income	13	—	13
Other comprehensive loss	—	(2)	(2)
Stock compensation expense	3	—	3
Net transfers to XPO	(69)	—	(69)
Balance as of September 30, 2022	$1,148	$(4)	$1,144

(In millions)	XPO Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	$1,072	$(2)	$1,070
Net income	96	—	96
Other comprehensive loss	—	(2)	(2)
Stock compensation expense	9	—	9
Net transfers to XPO	(29)	—	(29)
Balance as of September 30, 2022	$1,148	$(4)	$1,144

(In millions)	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 30, 2021	$1,060	$(1)	$1,059
Net income	33	—	33
Other comprehensive income	—	6	6
Stock compensation expense	3	—	3
Net transfers to XPO	(47)	—	(47)
Balance as of September 30, 2021	$1,049	$5	$1,054

(In millions)	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$1,070	$(2)	$1,068
Net income	108	—	108
Other comprehensive income	—	7	7
Stock compensation expense	6	—	6
Net transfers to XPO	(135)	—	(135)
Balance as of September 30, 2021	$1,049	$5	$1,054
See accompanying notes to Condensed Combined Financial Statements.

RXO, Inc.
Notes to Condensed Combined Financial Statements
(Unaudited)
1. Organization
RXO, Inc. (“RXO”, the “Company” or “we”), is a brokered transportation platform defined by cutting-edge technology and an asset-light business model, with the largest component being our core truck brokerage business. Our operations also include three asset-light, brokered transportation services, all of which are complementary to our truck brokerage business: managed transportation, last mile and freight forwarding. We present our operations in the Condensed Combined Financial Statements as one reportable segment.
On November 1, 2022, XPO Logistics, Inc. (together with its subsidiaries, “XPO”) completed the spin-off of RXO in a transaction intended to be tax-free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. RXO is now a standalone publicly traded company, and, on November 1, 2022, regular-way trading of RXO’s common stock commenced on the New York Stock Exchange (the “NYSE”) under the ticker symbol “RXO.”
The spin-off was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”), a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”). See Note 8—Subsequent Events for additional details.
2. Basis of Presentation
The Condensed Combined Financial Statements of RXO were prepared on a standalone basis and have been derived from the consolidated financial statements and accounting records of XPO. These financial statements reflect the combined historical results of operations, financial position and cash flows of RXO in accordance with U.S. generally accepted accounting principles (“GAAP”).
Historically, separate financial statements have not been prepared for the Company and it has not operated as a standalone business separate from XPO. The Condensed Combined Financial Statements include certain assets and liabilities that have historically been held by XPO or by other XPO subsidiaries but are specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between XPO and the Company have been included as components of XPO investment in the Condensed Combined Financial Statements, as they are to be considered effectively settled upon effectiveness of the spin-off. The Condensed Combined Financial Statements are presented as if the RXO businesses had been combined for all periods presented. The assets and liabilities in the Condensed Combined Financial Statements have been reflected on a historical cost basis, as immediately prior to the spin-off all of the assets and liabilities presented were wholly owned by XPO and were transferred to RXO at a carry-over basis.
The Condensed Combined Balance Sheets include certain assets and liabilities directly attributable to RXO, and the Condensed Combined Statements of Operations include allocations of XPO costs and expenses, as described below. XPO’s third-party debt and the related interest expense were not allocated to us for any of the periods presented as XPO’s borrowings are not our legal obligation.

XPO’s corporate function (“Corporate”) incurs a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. For purposes of the Condensed Combined Statements of Operations, an allocation of these expenses is included to burden all business units comprising XPO’s historical operations. The charges reflected have either been specifically identified or allocated using drivers including (i) proportional adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as net income before interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments, or (ii) headcount. These allocated costs are recorded in Sales, general and administrative expense (“SG&A”), Depreciation and amortization expense, Transaction and integration costs, and Restructuring costs in the Condensed Combined Statements of Operations. We believe the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the Condensed Combined Financial Statements may not reflect the combined results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented.
XPO investment represents XPO’s historical investment in RXO and includes the net effects of transactions with and allocations from XPO as well as RXO’s accumulated earnings. Certain transactions between RXO and XPO, including XPO’s non-RXO subsidiaries, have been included in these Condensed Combined Financial Statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from Corporate functions, income tax expense, certain cash receipts and payments made on behalf of RXO and general financing activities.
Principles of Combination
The Condensed Combined Financial Statements include the accounts and business activities distributed across the legal entities of RXO. Significant intercompany balances and transactions among the operations of the RXO legal entities have been eliminated in the Condensed Combined Financial Statements. All significant related party transactions between RXO and XPO have been included in these Condensed Combined Financial Statements as components of XPO investment. The Condensed Combined Financial Statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the Combined Financial Statements for the year ended December 31, 2021, included in the Form 10. There have been no material changes to the Company’s significant accounting policies as of September 30, 2022.
Additional information related to certain significant accounting policies is as follows:
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:
•Level 1—Quoted prices for identical instruments in active markets;
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values as of September 30, 2022 and December 31, 2021 due to their short-term nature and/or being receivable or payable on demand.

Leases
We determine if an arrangement is a lease at inception. For leases with terms greater than 12 months, we recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. For most of our leases, the implicit rate cannot be readily determined and, as a result, we use the incremental borrowing rates of XPO at the commencement date to determine the present value of future lease payments.
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We account for lease and non-lease components within a contract as a single lease component for our real estate leases.
Lease expense for our operating leases is recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred. For finance leases, amortization of the right-of-use asset is recognized in Depreciation and amortization expense on a straight-line basis over the lease term, and interest expense is accreted on the lease liability using the effective interest method.
During the third quarter of 2022 we entered into new finance lease agreements, resulting in a total finance lease liability of $6 million, with $1 million recorded in short-term borrowings and current finance lease liabilities and $5 million recorded in long-term debt and finance lease liabilities within the Condensed Combined Balance Sheets as of September 30, 2022. Additionally, as of September 30, 2022 finance lease liabilities of $2 million were allocated to the Company from XPO, with $1 million recorded in short-term borrowings and current finance lease liabilities and $1 million recorded in long-term debt and finance lease liabilities within the Condensed Combined Balance Sheets as of September 30, 2022.
Adoption of New Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU increases the transparency surrounding government assistance by requiring annual disclosure of (i) the types of assistance received, (ii) an entity’s accounting for the assistance and (iii) the effect of the assistance on the entity’s financial statements. We adopted this standard on January 1, 2022, on a prospective basis. The adoption did not have a material impact on our financial statement disclosures.
Accounting Pronouncement Issued but Not Yet Effective
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU increases the transparency surrounding supplier finance programs by requiring the buyer to disclose information on an annual basis about the key terms of the program, the outstanding obligation amounts as of the end of the period, a roll-forward of such amounts, and the balance sheet presentation of the related amounts. Additionally, the obligation amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for fiscal years beginning after December 15, 2022 except for the requirement to disclose the roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new guidance, which is limited to financial statement disclosures.
3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 9% and 10% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the three months ended September 30, 2022 and 2021, respectively. Approximately 9% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) in each of the nine months ended September 30, 2022 and 2021.

Our revenue disaggregated by service offering was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenue
Truck brokerage	$686	$700	$2,265	$1,903
Last mile	264	250	784	765
Managed transportation	122	151	394	485
Freight forwarding	101	125	340	289
Eliminations	(35)	(28)	(107)	(80)
Total	$1,138	$1,198	$3,676	$3,362
Our revenue by industry sector was approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenue
Retail/e-commerce	$408	$436	$1,340	$1,259
Food and beverage	129	149	433	426
Industrial/manufacturing	207	206	650	554
Logistics and transportation	46	80	196	235
Automotive	88	81	276	231
Other	260	246	781	657
Total	$1,138	$1,198	$3,676	$3,362
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On September 30, 2022, the fixed consideration component of our remaining performance obligation was approximately $151 million, and we expect approximately 91% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
4. Restructuring
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability going forward.
Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Other	Reserve Balance as of September 30, 2022
Severance	$—	$7	$(6)	$—	$1
Facilities	2	1	(1)	—	2
Contract termination	—	1	—	—	1
Total	$2	$9	$(7)	$—	$4

		Nine Months Ended September 30, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Other	Reserve Balance as of September 30, 2021
Severance	$—	$1	$—	$(1)	$—
Facilities	5	—	(2)	—	3
Total	$5	$1	$(2)	$(1)	$3
We expect the majority of the cash outlays related to the charges incurred in the first nine months of 2022 will be completed by September 30, 2023.
5. Earnings per Share
On November 1, 2022, the date of the spin-off, 115,162,555 shares of the common stock of RXO were distributed to XPO shareholders of record as of the record date. This share count is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the spin-off. For the three and nine months ended September 30, 2022 and 2021, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of RXO outstanding prior to the spin-off.
6. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, environmental liability, commercial disputes and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include several class action and collective action cases involving claims that the contract carriers with which we contract for performance of delivery services, or their delivery workers, should be treated as employees, rather than independent contractors (“misclassification claims”) and may seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, deductions from wages, penalties and other items), injunctive relief, or both.
We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We review and adjust accruals for loss contingencies quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter.
We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not believe that the ultimate resolution of any matters to which we are presently a party will have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.
XPO carries liability and excess umbrella insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. The liability and excess umbrella insurance policies generally do not cover the misclassification claims described in this note. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our financial condition, results of operations or cash flows could be negatively impacted.

XPO’s last mile subsidiary is involved in several class action and collective action cases involving misclassification claims. The misclassification claims related solely to XPO’s last mile services, which operated as a wholly owned subsidiary of XPO until the spin-off of RXO was completed. As of November 1, 2022, pursuant to the Separation and Distribution Agreement between XPO and RXO, the liabilities of XPO’s last mile subsidiary, including legal liabilities, if any, related to the misclassification claims, were spun-off as part of RXO. Pursuant to the Separation and Distribution Agreement, RXO has agreed to indemnify XPO for certain matters relating to RXO, including indemnifying XPO from and against any liabilities, damages, costs, or expenses incurred by XPO arising out of or resulting from the misclassification claims described above.
7. Related Party Transactions
Transactions between the Company and XPO, and other non-RXO subsidiaries of XPO, are deemed related-party transactions. Related-party transactions are comprised of the following: (i) those that have been effectively settled or are expected to be settled for cash, and (ii) those which have historically not been settled and which have been or are expected to be forgiven by either party. For those that have been or are expected to be cash settled, we have recorded related-party receivables (assets) or payables (liabilities) in the Condensed Combined Balance Sheets as of September 30, 2022 and December 31, 2021. For those that have been or are expected to be forgiven, the amounts have been recorded as an adjustment of XPO Investment in the Condensed Combined Balance Sheets as of September 30, 2022 and December 31, 2021.
Allocation of General Corporate Expenses
The Condensed Combined Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by XPO that are charged directly to the Company. In addition, for purposes of preparing these Condensed Combined Financial Statements, a portion of XPO’s total corporate expenses have been allocated to the Company. See Note 2—Basis of Presentation for a discussion of the methodology used to allocate such costs for purposes of preparing these Condensed Combined Financial Statements.
Costs included in our Condensed Combined Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Sales, general and administrative expense	$11	$15	$47	$43
Depreciation and amortization expense	3	4	8	7
Transaction and integration costs	20	—	41	1
Restructuring costs	5	—	5	—
Total	$39	$19	$101	$51
Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenue	$26	$42	$101	$116
Cost of transportation and services (exclusive of depreciation and amortization)	15	22	47	61

Balances with XPO and its non-RXO Subsidiaries
Assets and liabilities on the Condensed Combined Balance Sheets include the following related-party amounts that are expected to be cash settled:

	September 30,	December 31,
(In millions)	2022	2021
Amounts due from XPO and its affiliates
Trade receivables(1)	$5	$10
Amounts due to XPO and its affiliates
Trade payables(2)	6	6
_________________
(1)Represents trade receivables generated from revenue with XPO.
(2)Represents trade payables due to XPO.
8. Subsequent Events
RXO Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of notes (the “Notes”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. RXO is permitted to redeem some or all of the Notes prior to their maturity at redemption prices described in the indenture. The Notes were issued at an issue price of 98.962% of par.
Term Loan Credit Agreement
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). The Term Loan bears interest at a fluctuating rate per annum equal to, at RXO’s option, the alternate base rate or a rate referencing the Secured Overnight Funding Rate (“SOFR”), in each case, plus an applicable margin calculated based on RXO’s credit ratings, payable quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027.
Revolving Credit Agreement
On October 18, 2022, we entered into a five-year unsecured, multicurrency Revolving Credit Agreement (the “Revolver”) with initial aggregate commitments from all lenders of $500 million, of which $50 million will be available for the issuance of letters of credit. Loans under the Revolver will bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. dollars, at RXO’s option, the alternate base rate or a rate referencing the SOFR and (b) with respect to borrowings in Canadian Dollars, the reserve adjusted Canadian Dollar Offered Rate (“CDOR”), in each case, plus an applicable margin calculated based on RXO’s credit ratings.
Cash Distribution to XPO
Net proceeds from the issuance of the Notes and the incurrence of the Term Loan, together with cash on RXO’s balance sheet, were used to fund a net cash distribution of $604 million from RXO to XPO, in the fourth quarter of 2022.
Distribution from XPO
On November 1, 2022, XPO completed the spin-off of RXO in a transaction intended to be tax-free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. RXO is now a standalone publicly traded company, and, on November 1, 2022, regular-way trading of RXO’s common stock commenced on the NYSE under the ticker symbol “RXO.”
The spin-off was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a TMA, an EMA, a TSA, and an IPLA.

The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) the transfer, assumption and allocation of assets, liabilities and contracts to each of RXO and XPO as part of the spin-off, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities arising out of or resulting from the RXO business with RXO and to place financial responsibility for the obligations and liabilities arising out of or resulting from XPO’s retained business with XPO, (iii) the allocation between RXO and XPO of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the spin-off, and (iv) procedures governing the resolution of disputes, controversies or claims that may arise between RXO and XPO related to the separation or distribution.
Under the TSA, (i) XPO will provide RXO and certain of its affiliates, on an interim, transitional basis, various services and (ii) RXO will provide XPO and certain of its affiliates, on an interim, transitional basis, various services. The services to be provided will include, among others, employee benefits administration, information technology services, regulatory services, accounting support, general administrative services and other support services.
The TMA governs XPO’s and RXO’s rights, responsibilities and obligations with respect to tax matters; including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax, contests and other tax matters.
The EMA allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the spin-off.
The IPLA between an RXO subsidiary and XPO provides such RXO subsidiary licenses to certain XPO software and other intellectual property rights retained by XPO, and provides XPO licenses to certain software, patents and other intellectual property owned by RXO subsidiaries.
Stock Compensation Expense
On November 1, 2022, upon completion of the spin-off, the performance condition on certain outstanding performance-based restricted stock units became probable of occurrence, resulting in expense of $19 million, to be recorded in Transaction and integration costs in the consolidated statements of operations during the quarter ended December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the company or its business or operations. The following discussion should be read in conjunction with the company’s unaudited Condensed Combined Financial Statements and related notes thereto included elsewhere in this Quarterly Report, and with the Audited Combined Financial Statements and related notes thereto included in the Form 10 declared effective on October 17, 2022 (the “Form 10”). Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Business Overview
RXO, Inc. (“RXO”, the “Company” or “we”) is a high-performing brokered transportation platform defined by cutting-edge technology and a nimble, asset-light business model, with the largest component being our core truck brokerage business. We are the fourth largest broker of full truckload freight transportation in the United States, and have approximately 4% share of the entire $88 billion brokered truckload industry.
Our truck brokerage business has a variable cost structure with robust free cash flow conversion and a long track record of generating a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving growth and margin expansion in our business include our ability to access massive truckload capacity for shippers through our carrier relationships, our proprietary, cutting-edge technology, our strong management expertise and favorable industry tailwinds. As of September 30, 2022, we had approximately 108,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
We provide our customers with highly efficient access to capacity through our digital brokerage technology. This proprietary platform is a major differentiator for our truck brokerage business, and together with our pricing technology, we believe it can unlock incremental profitable growth well beyond our current levels. Our other brokered transportation services for managed transportation, last mile and freight forwarding also utilize our digital brokerage technology — these services are described below.
Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage, last mile and freight forwarding.
Our last mile offering is an asset-light service that facilitates consumer deliveries performed by highly qualified third-party contractors. We are the largest provider of outsourced last mile for heavy goods in the United States, positioned within 125 miles of the vast majority of the U.S. population and serving a customer base of omnichannel and e-commerce retailers and direct-to-consumer manufacturers.

Our freight forwarding service is a scalable, asset-light offering managed with advanced technology that facilitates ocean, road and air transportation and assists with customs brokerage. We are a global freight forwarder with a network of company-owned and partner-owned locations and coverage of key trade lanes that reach approximately 160 countries and territories.
The Spin-Off
On November 1, 2022, XPO Logistics, Inc. (together with its subsidiaries, “XPO”) completed the spin-off of RXO in a transaction intended to be tax-free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. RXO is now a standalone publicly traded company, and, on November 1, 2022, regular-way trading of the common stock commenced on the New York Stock Exchange (the “NYSE”) under the ticker symbol “RXO.”
The spin-off was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”), a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”). See Note 8—Subsequent Events for additional details.
Impacts of COVID-19 and Other Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 pandemic that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry. Labor shortages, particularly a shortage of truck drivers, and equipment shortages continue to present challenges to many transportation-related industries. Additionally, disruptions in supply chains for industrial materials and supplies, such as semiconductor chips, have impacted some of the end-market activities that create demand for our services. We cannot predict how long these dynamics will last, or whether future challenges, if any, will adversely affect our results of operations. To date, the totality of the actions we have taken during the pandemic, and continue to take, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in growth initiatives.
Additionally, economic inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to continue to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. During 2021 and the three and nine months ended September 30, 2022, the transportation industry’s truck driver shortage, together with rising fuel prices, resulted in higher transportation procurement costs to meet growing demand, which costs were largely offset by mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases. An economic recession could depress activity levels and adversely affect our results of operations.
Regarding the war between Russia and Ukraine, we have no direct exposure to those geographies. We cannot predict how global supply chain activities or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war, or whether future conflicts, if any, may adversely affect our results of operations.
Basis of Presentation
Refer to Note 2—Basis of Presentation for details regarding the basis of presentation used for the Company’s Condensed Combined Financial Statements.
Cost of transportation and services (exclusive of depreciation and amortization) primarily includes the cost of providing or procuring freight transportation for RXO customers.
Direct operating expenses (exclusive of depreciation and amortization) are comprised of both fixed and variable expenses and consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, and gains and losses on sales of property and equipment.

SG&A, including the allocated costs of XPO, primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, third-party professional fees, facility costs, bad debt expense and legal costs.
RXO has a single reportable segment.
Results of Operations

	Three Months Ended September 30,		Percent of Revenue		Nine Months Ended September 30,		Percent of Revenue
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Revenue	$1,138	$1,198	100.0%	100.0%	$3,676	$3,362	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	857	958	75.3%	80.0%	2,782	2,630	75.7%	78.2%
Direct operating expense (exclusive of depreciation and amortization)	56	48	4.9%	4.0%	167	143	4.5%	4.3%
Sales, general and administrative expense	158	130	13.9%	10.9%	485	387	13.2%	11.5%
Depreciation and amortization expense	23	22	2.0%	1.8%	65	62	1.8%	1.8%
Transaction and integration costs	23	1	2.0%	0.1%	44	2	1.2%	0.1%
Restructuring costs	6	1	0.5%	0.1%	9	1	0.2%	—%
Operating income	$15	$38	1.3%	3.2%	$124	$137	3.4%	4.1%
Other expense	1	—	0.1%	—%	—	1	—%	—%
Interest income	$(1)	$—	(0.1)%	—%	$(1)	$—	—%	—%
Income before income taxes	$15	$38	1.3%	3.2%	$125	$136	3.4%	4.1%
Income tax provision	2	5	0.2%	0.4%	29	28	0.8%	0.8%
Net income	$13	$33	1.1%	2.8%	$96	$108	2.6%	3.3%
Three and Nine Months Ended September 30, 2022 Compared with Three and Nine Months Ended September 30, 2021
Our revenue decreased 5.0% to $1.1 billion in the third quarter of 2022, compared with $1.2 billion for the same quarter in 2021. Revenue for the first nine months of 2022 increased 9.3% to $3.7 billion compared with $3.4 billion for the same period in 2021. The year-over-year decrease in revenue in the third quarter of 2022 was primarily driven by (i) lower revenue generated from services in our managed transportation operation, (ii) lower ocean volume in our freight forwarding business and (iii) lower revenue generated from our truck brokerage business, primarily driven by lower truckload pricing in the spot market, partially offset by a year-over-year increase in volume. The increase in revenue in the first nine months of 2022 primarily reflects an increase in truck brokerage loads, facilitated by our digital platform, as well as strong pricing across our service offerings. Of the $0.3 billion increase in revenue in the first nine months of 2022, compared with the same period in 2021, 76% was driven by volume increases and 27% was driven by pricing increases, partially offset by a 3% reduction from changes in mix.
Cost of transportation and services (exclusive of depreciation and amortization) for the third quarter of 2022 was $857 million, or 75.3% of revenue, compared with $958 million or 80.0% of revenue, for the same quarter in 2021. Cost of transportation and services (exclusive of depreciation and amortization) for the first nine months of 2022 was $2.8 billion, or 75.7% of revenue, compared with $2.6 billion or 78.2% of revenue, for the same period in 2021. Third party transportation costs as a percentage of revenue decreased year-over-year by 4.7 and 2.3 percentage points for the third quarter and first nine months of 2022, respectively. The year-over-year decreases in both 2022 periods were due primarily to our ability to purchase services at lower cost as the transportation market softened, while the majority of our revenue reflected fixed terms on customer contracts established in stronger rate environments prior to 2022.

Direct operating expense (exclusive of depreciation and amortization) for the third quarter of 2022 was $56 million, or 4.9% of revenue, compared with $48 million, or 4.0% of revenue, for the same quarter in 2021. Direct operating expense (exclusive of depreciation and amortization) for the first nine months of 2022 was $167 million, or 4.5% of revenue, compared with $143 million, or 4.3% of revenue, for the same period in 2021. The year-over-year increase as a percentage of revenue in the third quarter of 2022 was primarily a result of higher compensation-related costs and facilities costs, which increased as a percentage of revenue by approximately 0.4 and 0.2 percentage points, respectively. The year-over-year increase as a percentage of revenue in the first nine months of 2022 was primarily the result of higher compensation-related costs, which increased as a percentage of revenue by approximately 0.2 percentage points.
Sales, general and administrative expense for the third quarter of 2022 was $158 million or 13.9% of revenue, compared with $130 million, or 10.9% of revenue, for the same quarter in 2021. SG&A for the first nine months of 2022 was $485 million, or 13.2% of revenue, compared with $387 million, or 11.5% of revenue, for the same period in 2021. The year-over-year increases in SG&A as a percentage of revenue primarily resulted from higher compensation-related costs of 2.5 and 1.2 percentage points, respectively, for the third quarter and first nine months of 2022.
Depreciation and amortization expense for the third quarter of 2022 was $23 million, compared with $22 million for the same quarter in 2021. Depreciation and amortization expense for the first nine months of 2022 was $65 million, compared with $62 million for the same period in 2021. Depreciation and amortization expense included amortization of acquisition-related intangible assets of $5 million and $6 million for the third quarter of 2022 and 2021, respectively. Depreciation and amortization expense included amortization of acquisition-related intangible assets of $16 million and $18 million for the first nine months of 2022 and 2021, respectively.
Transaction and integration costs for the third quarter and first nine months of 2022 were $23 million and $44 million, respectively, and are primarily comprised of spin-off related costs.
Restructuring costs for the third quarter and first nine months of 2022 were $6 million and $9 million, respectively, and are primarily comprised of spin-off related costs.
Our effective income tax rates were 18.5% and 14.2% for the third quarter of 2022 and 2021, respectively, and 23.6% and 20.7% for the first nine months of 2022 and 2021, respectively. The effective tax rates for the third quarter and nine-month periods of 2022 and 2021 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rates for the third quarter of 2022 and 2021 differ from the U.S. corporate income tax rate of 21% primarily due to a tax benefit of $1 million and $5 million, respectively, from changes in reserves for uncertain tax positions partially offset by state income taxes within the U.S. Our effective tax rate for the first nine months of 2022 differs from the U.S. corporate income tax rate of 21% due to state income taxes within the U.S. partially offset by a tax benefit of $1 million from changes in reserves for uncertain tax positions. Our effective tax rate for the first nine months of 2021 differs from the U.S. corporate income tax rate of 21% due to tax benefits of $5 million from changes in reserves for uncertain tax positions and $2 million from revaluing state deferred tax assets partially offset by state income taxes within the U.S.
Liquidity and Capital Resources
Historically, our principal existing sources of cash are cash generated from operations and funding from XPO.
Treasury activities at XPO are generally centralized, while certain balances are managed locally. To the extent cash and cash equivalents are legally owned by RXO, they are reflected in the Condensed Combined Financial Statements.
Following our spin-off from XPO, our capital structure and sources of liquidity changed from our historical capital structure because we no longer participate in XPO’s centralized cash management program. Additionally, we incurred $455 million of new debt in October 2022.
We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months. In conjunction with the spin-off, we expect to further evaluate our liquidity needs, capital structure and sources of capital on a standalone basis. See Note 8—Subsequent Events for additional details.

Financial Condition
The following table summarizes our asset and liability balances as of September 30, 2022 and December 31, 2021:

	As of September 30,	As of December 31,
(In millions)	2022	2021
Total current assets	$1,225	$1,083
Total long-term assets	1,012	985
Total current liabilities	888	816
Total long-term liabilities	205	182
Total assets increased by $169 million from December 31, 2021 to September 30, 2022 primarily due to an increase in cash in 2022 generated by cash flows from operations. Total liabilities increased by $95 million from December 31, 2021 to September 30, 2022, primarily due to an $27 million increase in accounts payable and a $36 million increase in accrued expenses in 2022. The increases in accounts payable and accrued expenses were primarily due to an increase in managed transportation volume.
Cash Flow Activity
Our cash flows from operating, investing and financing activities, as reflected on our Condensed Combined Statements of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by operating activities	$234	$119
Net cash used in investing activities	(38)	(29)
Net cash used in financing activities	(38)	(130)
During the first nine months of 2022, we generated cash from operating activities of $234 million, which was used to fund (i) $39 million of net transfers to XPO and (ii) the purchase of $39 million of property and equipment.
During the first nine months of 2021, we generated cash from operating activities of $119 million, which was used to fund (i) $131 million of net transfers to XPO and (ii) the purchase of $30 million of property and equipment.
Net cash provided by operating activities for the first nine months of 2022 increased by $115 million, compared with the first nine months of 2021. The increase reflects favorable changes in working capital in the first nine months of 2022, primarily related to accounts receivable using $10 million of cash, compared to using $101 million during the same period in 2021 as the revenue growth rate decelerated in 2022.
Investing activities used $38 million of cash in the first nine months of 2022 compared to $29 million in the same period of 2021, primarily to purchase property and equipment. The increase in property and equipment purchases between periods is primarily driven by increased spending on computer software and equipment.
Financing activities used $38 million of cash for the first nine months of 2022 compared with using $130 million of cash for the same period in 2021. The primary use of cash from financing activities in both periods was for net transfers to XPO.
Contractual Obligations
As of September 30, 2022, the Company’s future contractual obligations have not materially changed as compared with December 31, 2021. In connection with the spin-off, subsequent to September 30, 2022 we incurred approximately $455 million of new indebtedness with associated annual interest expense of approximately $35 million. See Note 8—Subsequent Events for additional details. We anticipate full year net capital expenditures to be between $40 million and $50 million in 2022, funded by cash from operations and available liquidity.

Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation to the Combined Financial Statements for the year ended December 31, 2021 included in the Form 10. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2021.
New Accounting Standards
Information related to new accounting standards is included in Note 2—Basis of Presentation to our Condensed Combined Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the nine months ended September 30, 2022, as compared with the quantitative and qualitative disclosures about market risk described in our Form 10 for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the third quarter of 2022, RXO relied on certain material processes and internal controls over financial reporting performed by XPO.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 6—Commitments and Contingencies to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed under “Risk Factors” in the Form 10, except to note that the spin-off was completed on November 1, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1+
Offer Letter between XPO Logistics, Inc. and Jeff Firestone, dated July 19, 2022 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.2+
Offer Letter between XPO Logistics, Inc. and Jamie Harris, dated August 24, 2022 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.3*+	Form of Performance-Based Restricted Stock Unit Award Agreement under the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan.
31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2022		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)