Form 10-K
period 2022-12-31
RXO, Inc.
filed 2023-02-24
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-41514
_______________________________________________________
RXO, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware		88-2183384
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11215 North Community House Road
Charlotte,	NC	28277
(Address of principal executive offices)		(Zip Code)
(980) 308-6058
Registrant’s telephone number, including area code
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RXO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on the New York Stock Exchange on November 1, 2022.
As of February 22, 2023, there were 116,601,350 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

RXO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
In this Annual Report on Form 10-K (this “Annual Report”), “we,” “our,” “us,” “RXO, Inc.,” and the “Company” refer to RXO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

ITEM 1. BUSINESS
Company Overview
RXO, Inc. is a high-performing brokered transportation platform defined by cutting-edge technology and a nimble, asset-light business model, with the largest component being our core truck brokerage business. Based on 2021 revenues, we are the fourth largest broker of full truckload freight transportation in the United States, and have approximately 4% share of the entire $88 billion brokered truckload industry.
Our truck brokerage business has a variable cost structure with robust free cash flow conversion and a long track record of generating a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable industry tailwinds. As of December 31, 2022, we had approximately 123,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
We provide our customers with highly efficient access to capacity through our digital brokerage technology. This proprietary platform is a major differentiator for our truck brokerage business, and together with our pricing technology, we believe it can unlock incremental profitable growth well beyond our current levels. Our other complementary services for managed transportation, last mile and freight forwarding also utilize our digital brokerage technology.
Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage, last mile and freight forwarding. Our managed transportation offering includes bespoke load planning and procurement, complex solutions tailored to specific challenges, performance monitoring, engineering and data analytics, among other services. Our control tower solution leverages the expertise of a dedicated team focused on continuous improvement, and digital, door-to-door visibility into order status and freight in transit. In addition, we offer technology-enabled managed expedite services that automate transportation procurement for time-critical freight moved by independent road and air charter carriers.
Our last mile offering is an asset-light service that facilitates consumer deliveries performed by highly qualified third-party contractors. We are the largest provider of outsourced last mile transportation for heavy goods in the United States, positioned within 125 miles of the vast majority of the U.S. population and serving a customer base of omnichannel and e-commerce retailers and direct-to-consumer manufacturers.
Our freight forwarding service is a scalable, asset-light offering managed with advanced technology that facilitates ocean, road and air transportation and assists with customs brokerage. We are a U.S.-based freight forwarder with a global network of company-owned and partner-owned locations and coverage of key trade lanes that reach approximately 160 countries and territories.
The Separation
On November 1, 2022, the Company completed its separation from XPO, Inc. (formerly known as XPO Logistics, Inc.) (“XPO”) (the “Spin-off” or “Separation”) and the Company's common stock began regular-way trading on the New York Stock Exchange under the ticker symbol “RXO.” RXO is a Delaware corporation, which was originally formed in May 2022. The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO, including, but not limited to, a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”), a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”). For additional information regarding the agreements executed in connection with the Separation see Note 3 — The Separation to our consolidated financial statements.

Relationship-Based Operating Structure
Our truck brokerage business operates as an intermediary between shippers and carriers (truck and fleet owners), connecting truckload supply and demand. Our value proposition is based on our ability to access truck capacity on a massive scale; give shippers and carriers the benefits of our proprietary digital freight marketplace; and solve transportation challenges for our customers by utilizing the bench strength of our business — namely, the expertise of our brokerage leaders, technologists and employees.
Our asset-light business model relies on our business relationships with independent motor carriers for the transportation of our customers’ freight. We typically sign a non-exclusive, one-year, renewable agreement with carriers; this agreement establishes the carrier’s role as an independent contractor and provides that the carrier is solely responsible for aspects of their service.
We conduct our truck brokerage operations by striving to best utilize our resources of people, technology and data. Our sales representatives communicate with customers about truckload freight that needs to be shipped, and we locate trucks with available capacity using our RXO Connect technology platform. In addition, our technology interfaces give customers the ability to post their freight loads and tap into truck capacity on our platform. On the supply side, truck drivers and fleet owners use our carrier interfaces to find loads and better utilize their assets. Carriers can bid and book loads online and through our platform’s mobile app. Our brokerage platform synergizes these operating strengths within a single digital freight marketplace. Approximately 87% of our truck brokerage transactions have a digital profile — and, as that percentage continues to grow, we are able to process more volume per head over time.
Drivers of Value Creation
We have identified five key drivers of value creation in our truck brokerage business:
•Critical Scale in an Expanding Industry with Low Penetration: We are the fourth largest broker of full truckload freight transportation in the United States, with a carrier pool that gives us access to vast truck capacity to serve high shipper demand for transportation. We are also well established as a truckload broker of choice across diversified industry sectors, with a notable presence in the e-commerce and retail sectors. Despite our scale, we have just 4% of the brokered truckload industry revenue, which includes full truckload and LTL transportation provided direct to shippers and via managed transportation providers. We expect to benefit from both overall industry growth in demand for truckload transportation, and a long runway for increased broker penetration of for-hire trucking.
•Proprietary Technology: We believe we are strongly differentiated by our technology as a leading innovator of sophisticated brokerage solutions that enhance visibility, reliability, speed, accuracy and cost effectiveness, and by the fully automated transactional capabilities of our digital platform. As more and more shippers outsource their road freight needs to brokers, they increasingly prefer brokers that have the digital capabilities we offer.
•Long-Tenured, Blue-Chip Customer Relationships in Attractive Verticals: Our customer base includes numerous long-term relationships with market leaders and other world-class companies across a diversified array of customer verticals. Our tiered sales organization tailors its approach to each prospective customer based on size and profitability potential.
•Asset-Light Model Generates High Returns and Substantial Free Cash Flow: We utilize an asset-light business model that gives us agility and generates strong free cash flow.
•Experienced and Cohesive Leadership and Strong Company Values: Our business operations are led by highly experienced executives who are recognized as leading truck brokerage experts and technologists. These executives have worked together for many years, creating value through operational excellence, data science and a people-centric culture.

Our Strategy
Our strategy is designed to deliver value through our resources, including extensive carrier relationships, automated shipper-carrier interactions, end-to-end digital tracking and data analyses generated by our proprietary algorithms. Our services are both highly responsive to customer needs and proactive in identifying potential improvements. Furthermore, we have instilled a culture that defines success as mutually beneficial results for our stockholders and other stakeholders.
Management’s growth and optimization strategy is to:
•Market our brokerage capabilities and value-added services to new and existing customers of all sizes, using a partnership approach that creates enduring relationships;
•Leverage our positioning to increasingly capitalize on secular trends in demand, such as the increasing broker penetration of the for-hire truckload industry and the growing shipper preference for digital brokerage services;
•Continue to recruit and retain talented customer and carrier sales representatives, and continuously improve their productivity with our state-of-the-art technology;
•Continue to attract high-caliber independent carriers to provide third-party transportation services for our customers; and
•Capitalize on our first-mover technology advantage to continue to gain share of the truck brokerage industry by optimizing brokerage processes and pricing for customers and carriers, and by enhancing the productivity of our operations.
Technology and Intellectual Property
We benefit from two interrelated industry trends — more shippers are relying on brokers for freight transportation, and at the same time, more shippers want brokers with digital capabilities that leverage data for the best outcomes. RXO benefits from first-mover advantage in brokerage technology, and we continue to innovate to stay at the forefront of the technological evolution of our industry.
Overview of Our Digital Brokerage Platform
Our self-learning RXO Connect™ digital brokerage platform (known as XPO Connect® prior to the completion of the Separation) gives us a scalable framework to continually enhance our service, capture share and reduce costs. This fully automated, cloud-based platform encompasses Freight Optimizer, as well as our mobile app, API integrations, self-service dashboards and real-time functionality for transacting and tracking freight shipments.
The technology gives shippers access to our growing transportation network and our valuable market data, and it gives independent truck drivers the ability to secure loads through our mobile app. As of December 31, 2022, we had more than 920,000 cumulative truck driver downloads of the app.
Importantly, our digital brokerage platform creates ongoing value for RXO in four key areas:
•Increases share and revenue generation by providing real-time visibility into available supply and demand for current and future time periods, leading to optimal transportation management;
•Ensures competitive rates by engaging customers and carriers through user-friendly interfaces underpinned by cutting-edge pricing technology;
•Optimizes for value and margin with dynamic pricing algorithms that use machine learning, and generates superior, real-time market intelligence harvested from load-matching data; and

•Improves productivity by facilitating transactions through cost-efficient automated processes and messaging, increasing the productivity of RXO’s customer and carrier representatives, and enabling our business to manage more volume without a commensurate increase in expense
Customers and Markets
RXO provides services to approximately 10,000 customers ranging in size from small businesses to Fortune 100 companies and sector leaders. The diversification of our customer base minimizes concentration risk: in 2022, our top 20 customers in total and our top five customers in total accounted for approximately 39% and 21% of our revenue, respectively, with our largest customer accounting for approximately 8% of revenue.
Our customer end-markets are also highly diversified; we derive our revenue from a robust mix of verticals for retail and e-commerce, food and beverage, industrial and manufacturing, logistics and transportation and automotive.
Competition
RXO operates in a highly fragmented industry with thousands of companies competing to provide brokered transportation services for customer freight. We compete on quality of service, depth of capacity, technological capabilities, reliability, expertise and price.
Our competitors include local, regional, national and international companies operating in North America that offer the same services we provide; some have larger customer bases, significantly more resources and more experience than we have. Our competitors include C.H. Robinson, Convoy, Coyote, Echo, Expeditors, Forward Air, Flexport, J.B. Hunt, Landstar System, Total Quality Logistics, Transfix and Uber Freight. Due to the competitive nature of our industry, we strive to strengthen existing business relationships and forge new relationships.
The health of the freight transportation industry overall will continue to be a function of economic growth, as well as secular trends that stem from shipper and consumer behaviors independent of economic conditions. We believe that RXO is strongly positioned to benefit from these trends, including consumer demand for e-commerce, shipper demand for strong outsourcing partners and the growing adoption of digital capabilities by industry customers and carriers.
Regulation
Our operations are regulated and licensed by various governmental agencies in the United States and in other countries where we conduct business. These regulations impact us directly in the various subsidiary operating companies’ respective capacity as transportation service providers and, to some extent, also indirectly when they regulate third-party providers we arrange and/or contract with to transport freight for our customers.
Regulations Affecting Motor Carriers
In the United States, our subsidiaries that operate as motor carriers are licensed by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). Our motor carrier subsidiaries must comply with the safety and fitness regulations of the DOT, including those related to, without limitation, controlled substances and alcohol, hours-of service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements. These carriers are subject to the FMCSA’s Compliance Safety Accountability program, which uses a Safety Measurement System to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories. Other federal agencies, such as the Pipeline and Hazardous Materials Safety Administration, the U.S. Food and Drug Administration, and the U.S. Department of Homeland Security, also regulate aspects of our operations.
In addition, our motor carriers that engage independent contractor owner-operators to provide transportation and delivery services are subject to the Federal Leasing Regulations, which are applicable to written agreements between the carriers and those owner-operators. Also, separate from regulatory requirements, the use of independent contractors within the transportation industry continues to face legal changes from regulatory agencies and private litigants. This risk is addressed in greater detail below.

Our motor carriers are also subject to various state regulations, including state operating authority requirements where intrastate motor carriage is regulated, emission-compliance standards such as those promulgated by the California Air Resources Board, and vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. In addition, motor carriers that move freight to and from ports are subject to various registration requirements. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities. We may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods.
Regulations and Private Causes of Action Affecting Ground Property Brokers and Freight Forwarders
In the United States, our subsidiaries that operate as ground property brokers and freight forwarders (collectively, “brokers”) are licensed by the FMCSA. Our brokers must comply with certain federal bonding requirements. In a limited number of states that regulate intrastate property brokerage and/or freight forwarding, our brokers are subject to licensing requirements.
Separate from regulatory requirements, private litigants are more regularly adding brokers as defendants in lawsuits arising from highway accidents, including on the grounds that brokers were negligent in selecting unsafe carriers to which they tender freight. “Negligent selection,” as the cause of action has come to be known, is an allegation, under state law, that the broker failed to act reasonably in deciding whether to hire a carrier. Because the cause of action is based on state law, and because what constitutes “negligence” is a question of fact that is decided by the jury, caselaw has not developed hard and fast rules regarding what constitutes lack of reasonable care in a carrier selection decision.
Regulations Affecting Warehouse Operators
Our subsidiaries in the United States that operate warehouses are subject to various state permitting and licensing requirements relating to either general warehousing operations or the freight maintained at the warehouse.
Regulations Affecting Our Subsidiaries Providing Ocean and Air Transportation
One of our subsidiaries is licensed as a U.S. Customs broker by the U.S. Customs and Border Protection (the “CBP”) in each U.S. district where it performs services. All U.S. Customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. In non-U.S. jurisdictions where we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authorities.
Our subsidiaries that offer air freight and expedited air charter transportation services are subject to regulation by the Transportation Security Administration (“TSA”) governing air cargo security for all loads, regardless of origin or destination. Some of our subsidiaries are regulated as “indirect air carriers” by the TSA. The CBP, TSA and relevant non-U.S. governmental agencies provide requirements and guidance and, in some cases, administer licensing requirements and processes applicable to the air freight forwarding industry.
To facilitate our international operations, RXO is a member of the Cargo Network Services Corp., which is a representative of International Air Transportation Association (“IATA”), a voluntary association of airlines and air freight forwarders that outlines operating procedures for forwarders acting as agents or third-party intermediaries for IATA members. A substantial portion of our international air freight business is transacted with other IATA members.
Additionally, some of our subsidiaries are licensed as an Ocean Transportation Intermediary (“OTI”), since they operate as a non-vessel-operating common carrier, and/or as an Ocean Freight Forwarder licensed by the U.S. Federal Maritime Commission, which establishes the qualifications, regulations, licensing and bonding requirements for arranging international transportation to or from the United States as an OTI.

Other Regulations
We are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes, and export and sanction laws. We are also subject to state and U.S. federal laws and regulations addressing some types of cargo transported or stored by our subsidiaries, or transported pursuant to a government contract or subcontract.
Classification of Independent Contractors
U.S. tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractors in the trucking industry are employees rather than independent contractors, while applying a variety of standards in their determinations of independent contractor status. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies that misclassify workers and are found to have violated overtime or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor, which allows taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement or for misclassifications. In addition to these possible legislative changes, the National Labor Relations Board (“NLRB”) and NLRB’s general counsel have signaled the desire to reverse several pro-employer precedents, to make it more difficult for a worker to be classified as an independent contractor by changing the factors used in determining worker classification. The NLRB has also entered into a Memorandum of Understanding with the U.S. Department of Labor regarding the exchange of information and cooperation in enforcement activities regarding the misclassification of employees as independent contractors. If the independent contractor drivers that provide services to RXO are determined to be our employees, we could incur additional exposure under some or all of the following: federal and state employer taxes, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Environmental Regulations
Our operations and the independent contractors with which we contract are subject to various environmental laws and regulations in the jurisdictions where we operate. In the United States, these laws and regulations deal with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials.
We believe that our operations are in substantial compliance with current laws and regulations, and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results.
Risk Management and Insurance
We maintain insurance for commercial automobile liability, commercial general liability, cargo legal liability, workers’ compensation and employers’ liability, umbrella and excess liability, cyber risk, and property coverage with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.

Seasonality
Our volumes are typically higher in the fourth quarter due to peak season demand for our services from our customers in consumer sectors.
Human Capital Management
Overview
At RXO, our values are the key to our unique culture and ability to deliver for everyone we serve. Led by our passion for technology and solutions, we have a pioneering spirit and entrepreneurial mindset that draws on an agile approach to move quickly and adapt easily. Our success is grounded from a strong governance structure, code of ethics, good corporate citizenship, and commitment to employee engagement. We equally pride ourselves in our ability to perform with excellence, celebrate our diverse strengths, operate safely, and build strong relationships. The demand for best-in-class performance to lead results shapes our approach to human capital management and ensures we provide an exceptional work environment for our employees.
With a focus on making transportation simpler and more effective for everyone, we continually strive to be an employer of choice. We center our program efforts on professional development, competitive compensation, and dedicated loyalty to empowering a safe, inclusive, and purposeful experience for our team members and their families.
Our People
As of December 31, 2022, we operated with 8,590 team members - 6,248 full-time and part-time employees and 2,342 temporary workers. Of these employees, 48% were in hourly roles and 52% were in salaried positions. None of our employees were covered by collective bargaining agreements. Approximately 39% of our employees are female.

RXO Workforce(1)	Total #	Total %
Regular	6,248	73%
Hourly	2,980	48%
Salaried	3,268	52%
Male	3,773	60%
Female	2,459	39%
Others/Undisclosed	16	—%
Temporary	2,342	27%
Total Workforce	8,590	100%
(1) Gender representation includes regular employees who have self-identified.
Diversity, Equity and Inclusion (“DE&I”)
We take pride in our commitment to fostering an inclusive workplace that encourages a diversity of backgrounds and perspectives at every level across the organization. At RXO, we encourage our employees to bring their authentic selves to work and to welcome everyone, regardless of gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience, veteran status, and disability. We value individuality and understand that a diversity of talents, identities, backgrounds and experiences is key to driving innovation and growth. We mandate fair treatment and equitable opportunities for all individuals, and these cultural attributes allow us to be a more vital organization and a better partner to all RXO stakeholders.

Our Talent Engagement
We believe acquiring top talent and investing in the development of our people gives us a sustainable, competitive advantage. We attract candidates from diverse talent sources and build our pipeline by offering rewarding and challenging career opportunities. We create exceptional employee training experiences that are innovative and collaborative, and we believe it starts by listening to our people. We garner feedback from our employees through many channels, including surveys, roundtables, town halls, and leadership forums. In turn, we offer numerous career development opportunities including career workshops, forums, online learning, leadership training, high-potential cohorts, and more. Our employees are encouraged to participate in strategic, cross-functional initiatives, allowing them to develop professionally and play a key role in contributing to the Company’s results.
Our Rewards
RXO’s total rewards offering is designed to attract, retain, and drive our people. We provide competitive compensation and benefits from day one. Our comprehensive suite of health and well-being benefit programs supports the diverse needs of our employees and their families. In addition, RXO continues to cover the majority of health care costs to minimize the inflationary impact on employees.
Our Health and Safety
RXO is committed to providing a safe and healthy workplace, both physically and emotionally, for employees of all backgrounds and abilities, and to safeguarding the public’s welfare. We have numerous occupational safety and health standards in place. It is RXO’s policy and practice to promote safety and health awareness and training throughout the company, monitor compliance with all applicable laws and regulations, document and maintain a comprehensive, preventative safety and management program, and routinely conduct risk assessments and safety audits.
We continue to be diligent through the COVID pandemic. Several safety protocols have remained in place, and we continue to offer fully paid pandemic sick leave.
RXO has high standards of health and safety for our employees and a desire to continuously assess, refine and implement improvements to policies and procedures. And we encourage those with whom we do business to do the same.
Information about our Executive Officers
Our executive officers are as follows:

Name	Age	Position
Drew Wilkerson	39	Chief Executive Officer
James Harris	60	Chief Financial Officer
Jeff Firestone	52	Chief Legal Officer
Drew Wilkerson is a transportation industry veteran with 16 years of experience in brokerage operations. He joined XPO in May 2012 to spearhead the growth of the company’s flagship truck brokerage hub in Charlotte, North Carolina. In May 2014, he was promoted to regional vice president, with responsibility for major brokerage operations, and served as the key liaison for strategic accounts. In March 2017, he was named president of XPO’s North American brokerage business; and in February 2020, he was named president of XPO’s North American transportation division, with P&L responsibility for truck brokerage, expedite, intermodal, drayage, managed transportation, last mile and freight forwarding. He served in this role until the Separation. Prior to XPO, Mr. Wilkerson held leadership positions in sales, operations, and customer and carrier relationship management with C.H. Robinson Worldwide.

James Harris is a career CFO with over 35 years of experience in B2B sectors, including two decades with public companies. He has served as chief financial officer of XPO’s North American transportation division from September 2022, until the Separation. Prior to XPO, he was CFO and treasurer of SPX Technologies from August 2020 to September 2022, and earlier held positions as CFO and then interim CEO of Elevate Textiles, Inc. from April 2019 to August 2020. From 2008 to 2018, he held various executive roles with Coca-Cola Consolidated, the largest independent Coca-Cola franchisee in the United States, including eight years as CFO and two years as executive vice president, business transformation. From 2003 to 2008, he served on the board of directors of Coca-Cola Consolidated. Mr. Harris began his career with Ernst & Young LLP. He serves on the board of trustees of Appalachian State University.
Jeff Firestone served as chief legal officer of XPO’s North American transportation division from August 2022 until the separation. Prior to XPO, he held senior legal positions with United Parcel Service during a 22-year tenure, including executive legal responsibility for corporate matters, litigation, governance, compliance and risk mitigation. This included UPS positions as deputy general counsel, regulatory compliance and risk from February 2022 to August 2022, senior vice president, business unit finance from August 2020 to January 2022, and senior vice president, domestic finance, business analytics and transformation from August 2018 to July 2020. Earlier, Mr. Firestone practiced law with Gibson, Dunn & Crutcher LLP.
Available Information
The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Our corporate website is www.rxo.com. On this website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as specialized disclosure reports on Form SD, Proxy Statements on Schedule 14A and amendments to these materials. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. You can also access materials on our website regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You may request a printed copy of these materials without charge by writing to: Investor Relations, RXO, Inc., 11215 North Community House Road, Charlotte, North Carolina 28277.

ITEM 1A. RISK FACTORS
The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.
Risks Related to Our Business
Risks Related to Industry Dynamics
We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.
Competition in the transportation services industry is intense. Increased competition may lead to a reduction in revenues, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following: (i) competition from other transportation services companies, some of which offer different services or have a broader coverage network, more fully developed information technology systems and greater capital resources than we do; (ii) a reduction in the rates charged by our competitors to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase our rates, maintain our operating margins or achieve significant growth in our business; (iii) shippers soliciting bids from multiple carriers for their shipping needs, which may result in the depression of freight rates or loss of business to competitors; (iv) the establishment by our competitors of cooperative relationships to increase their ability to address shipper needs; (v) decisions by our current or prospective customers to develop or expand internal capabilities for some of the services we provide; (vi) the development of new technologies or business models that could result in our disintermediation in certain services we provide; and (vii) competition from other transportation services companies and technology companies that are aggressively pursuing strategies and business models to digitize their services and expand their digital service offerings, including through the development and implementation of new technology that provides a significant competitive advantage.
Economic recessions and other factors that reduce economic activity could have a material adverse impact on our business.
The transportation industry in North America historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations, prolonged periods of inflation, political instability, geopolitical conflict and war, changes in international trade policies and other U.S. and global economic factors beyond our control. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In addition, in periods of strong economic growth, overall demand may exceed the available supply of transportation resources, resulting in increased network congestion and operating inefficiencies. Changes in international trade policies could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:
•A reduction in overall freight volume reduces our opportunities for growth. In addition, if a downturn in our customers’ business causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;
•Some of our customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business and may be unable to pay us. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase;

•A significant number of our carriers may go out of business or may be unable to secure sufficient equipment capacity or services to enable us to meet our commitments to our customers;
•We may not be able to adjust appropriately our expenses to rapid changes in market demand. In order to maintain high variability in our business model, it is necessary to adjust staffing levels when market demand changes. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are primarily variable but are fixed for a period of time, as well as certain significant fixed expenses;
•A prolonged, escalated or expanded war in Ukraine or sanctions imposed in response to the war and future conflicts may adversely impact global supply chain activities and the economy at large; and
•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union (“EU”) and China have imposed tariffs on certain goods imported from the United States. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures.
Any of these factors could have an adverse effect on our business, results of operations or financial condition, as well as on the price of our common stock.
If we continue to face unfavorable market conditions arising from the COVID-19 pandemic, our business, prospects, financial condition and operating results may be negatively impacted.
The COVID-19 pandemic that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry. We continue to closely monitor the COVID-19 pandemic and its impact on all aspects of our business and geographies, including how it has impacted, and may continue to impact, our employees, customers and business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
Our operations and those of our customers have been subject to supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors beyond our control. The global shortage of certain components such as semiconductor chips, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. Labor shortages, particularly of truck drivers, mechanics and others employed by our third-party carriers, have led and may continue to lead to increased costs of procuring transportation services, and along with equipment shortages, can result in lower levels of service, including timeliness, productivity and quality of service. If these providers continue to face unfavorable market conditions, our business, prospects, financial condition and operating results may be negatively impacted.
In response to the COVID-19 pandemic, we incurred additional costs to meet the needs of our customers and employees and implemented operational changes. Further operational changes, including extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, impair our ability to manage our business, and cause us to incur additional costs, which may be significant.
The impacts of the COVID-19 pandemic and new strains of the virus that cause COVID-19 may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

Volatility in fuel prices impacts our fuel surcharge revenue and may impact our profitability.
We are subject to risks associated with the availability and price of fuel, all of which are subject to political, economic and market factors that are outside of our control.
Fuel expense constitutes one of the greatest costs to the independent contractor drivers and third-party carriers who transport freight arranged by our operations. Accordingly, we may be adversely affected by the timing and degree of fuel price fluctuations. As is customary in our industry, most of our customer contracts include fuel surcharge programs or other cost-recovery mechanisms to mitigate the effect of any fuel price increases over base amounts established in the contract. However, these mechanisms may not fully capture an increase in fuel price. Furthermore, market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover increases in fuel costs may be impacted by the amount of empty or out-of-route truck miles or engine idling time.
Decreases in fuel prices reduce the cost of transportation services and, accordingly, will reduce our revenues and may reduce margins. Significant changes in the price or availability of fuel in future periods, or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could have a material adverse impact on our operations, fleet capacity and ability to generate both revenues and profits.
Higher carrier prices may result in decreased income from operations and increases in working capital.
Motor carriers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. Our income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase motor carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss. To date, such losses have not been material, but there can be no assurances that such losses will not be material in the future. As our volumes increase or we increase freight rates charged to our customers, the resulting increase in revenues may increase our working capital needs due to our business model which generally has a higher length of days sales outstanding than days payables outstanding.
Extreme or unusual weather conditions can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.
Our business depends, in part, on predictable temperate weather patterns. Certain seasonal weather conditions and isolated weather events can disrupt our operations. At least some of our operations are constantly at risk of extreme adverse weather conditions. Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, can temporarily impact freight volumes and increase our costs.
Our operations may be subject to seasonal fluctuations, and our inability to manage these fluctuations could negatively affect our business and our results of operations.
Many of our customers typically realize a significant portion of their sales in the fourth quarter of each year during the holiday season. Although not all of our customers experience the same seasonal variation, and some customers may have seasonal peaks that occur in periods other than the fourth quarter, the seasonality of our customers’ businesses places higher demands on our services, requiring us to take measures, including temporarily expanding our workforce, to meet our customers’ demands. Our failure to meet our customers’ expectations during these seasonal peaks may negatively affect our customer relationships, could expose us to penalties under our contractual arrangements with customers and ultimately could negatively affect our business and our results of operations.

Risks Related to Third-Party Relationships
We depend on third parties in the operation of our business.
We generally do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering this freight. In addition, we engage third-party contractors who own and operate their own equipment and vendors to provide value-added services. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air and other transportation and related services and to report certain events to us, including delivery information and cargo claims. This reliance on third parties could cause delays in reporting certain events, impacting our ability to recognize revenue and claims in a timely manner.
Our inability to maintain positive relationships with independent carriers could significantly limit our ability to serve our customers on competitive terms. In addition, changes in the terms of the relationships with our vendors may make our value-added services less compelling to customers and adversely impact our results. Our ability to secure sufficient equipment or other transportation services to meet our commitments to customers or provide our services on competitive terms is subject to inherent risks, many of which are beyond our control, including equipment and labor shortages in the transportation industry, interruptions or stoppages in transportation services, “Acts of God” or acts of terrorism, changes in regulations impacting transportation, increases in operating expenses for carriers that result in a reduction in available carriers, and changes in transportation rates; and if we are unable to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected, and our customers could shift their business to our competitors temporarily or permanently.
Our business relies on third-party carriers to conduct its operations, and the status of these parties as independent contractors, rather than employees, is being challenged.
Federal and state legislation as well as tax and other regulatory authorities have sought to assert that independent contractors in the transportation service industry are employees rather than independent contractors. There can be no assurance that interpretations supporting independent contractor status will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If the third-party carriers with which we contract for the performance of delivery services, or their delivery workers, are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits and tax withholdings. Any of the above increased costs would adversely affect our business and operating results.
In addition, we are involved in several class action and collective action lawsuits claiming that the third-party carriers with which we contract, or their delivery workers, should be treated as our employees, rather than independent contractors. These lawsuits may seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, deductions from wages and other items), injunctive relief, or both.
While we believe that our third-party carriers are properly classified as independent contractors rather than as employees, and that their delivery workers are not employees of the company, adverse final outcomes in these matters could result in changes to their independent contractor status and could, among other things, entitle certain claimants to reimbursement of certain expenses and to the benefit of wage-and-hour laws, and result in employment and withholding taxes, back wages and benefit liability for us. These claims involve potentially significant classes that could involve thousands of claimants and, accordingly, significant potential damages and litigation costs, and could lead others to bring similar claims. Adverse final outcomes in these matters or changes to state or federal laws could cause us to change our business model, which could have a material adverse effect on our business strategies, financial condition, results of operations or cash flows.
The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business may be materially adversely affected by labor disputes or organizing efforts.
Our business could be adversely affected by strikes and labor negotiations at seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals, including work disruptions involving owner-operators under contract with our local trucking operations. Port shutdowns and similar disruptions to major points in national or international transportation networks could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.
Labor disputes involving our customers could affect our operations. If our customers experience plant slowdowns or closures because they are unable to negotiate labor contracts, our revenue and profitability could be negatively impacted.
Although our work force in the United States is not unionized, labor unions may attempt to organize our employees. Successful unionization by our employees or organizing efforts could lead to business interruptions, work stoppages and the reduction of service levels due to work rules that could have an adverse effect on our customer relationships and our revenues, earnings, financial position and outlook.
Risks Related to Our Use of Technology
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
We rely heavily on our information technology systems in managing our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated technology from their carriers. To keep pace with changing technologies and customer demands, we must correctly address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation industry, or we may fail to respond appropriately by implementing functionality for our technology platform in a timely or cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
We must ensure that our information technology systems remain competitive. If our information technology systems are unable to manage high volumes with reliability, accuracy and speed as we grow, or if such systems are not suited to manage the various services we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems, or if we fail to enhance our systems to meet our customers’ needs, our results of operations could be seriously harmed.
Our technology may not be successful or may not achieve the desired results, and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations.

We could be affected by cyberattacks or breaches of our information systems, any of which could have a material adverse effect on our business.
We may be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. Also, due to recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws. Recently, regulatory and enforcement focus on data protection has heightened in the United States. Failure to comply with applicable data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, our reputation, results of operations and financial condition.
A failure of our information technology infrastructure, information systems, networks or processes may materially adversely affect our business.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, financial, legal and compliance functions, engineering and product development tasks, research and development data, communications, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing for risk management, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate could adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection or customers. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied. Further, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.
Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.
We use both internally developed and purchased technologies in conducting our business. Whether internally developed or purchased, it is possible that users of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third-party for the infringement of intellectual property rights, a settlement or adverse judgment against us could result in increased costs to license the technology or a legal prohibition against our using the technology. Thus, our failure to obtain, maintain or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
We rely on a combination of intellectual property rights, including patents, copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties; or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention, divert our resources and ultimately be unsuccessful. Moreover, should we fail to develop and properly manage future intellectual property, this could adversely affect our market positions and business opportunities.

Third-party security incidents could result in the loss of our or our customers’ data, expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial results.
We rely on third parties to provide us with a number of operational and technical services. These third parties may have access to our systems, provide hosting services or otherwise process data about us or our customers, employees or partners. Our ability to monitor such third parties’ security measures is limited. Any security incident involving such third parties could compromise the integrity or availability of, or result in the theft of, our and our customers’ data. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, we could face lawsuits, regulatory investigation, fines, and potential liability and our financial results could be negatively impacted.
Risks Related to Our Credit and Liquidity
Challenges in the commercial and credit environment may adversely affect our future access to capital on favorable terms.
Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our services or in the financial health of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions.
We have incurred debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
In connection with the Separation, RXO entered into (i) a revolving credit agreement providing for a five-year unsecured, multi-currency revolving credit facility and (ii) a term loan credit agreement providing for a five-year $100 million unsecured term loan facility. Additionally, RXO issued $355 million of unsecured notes. RXO transferred the net proceeds from the issuance of the notes and the incurrence of the term loan, together with cash on RXO’s balance sheet, to XPO in October 2022. As a result of these transactions, RXO had approximately $455 million of outstanding debt as of December 31, 2022, excluding finance leases. We may also incur additional indebtedness in the future.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations. Further, failure to comply with the covenants under our indebtedness may have a material adverse impact on our operations. If we fail to comply with any of the covenants under our debt and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness. We may not have sufficient liquidity to repay or refinance our indebtedness if such indebtedness were accelerated upon an event of default.
Risks Related to Litigation and Regulation
We are subject to claims arising from our transportation operations.
We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the third-party carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for the third-party carriers, from time to time, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase our exposure in the event one of our third-party carriers is involved in an accident resulting in injuries or contamination.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers' cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers' cargo, from time to time, claims may be asserted against us for cargo losses.
From time to time, we are involved in lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.
The nature of our business exposes us to the potential for various types of claims and litigation. We are subject to claims and litigation related to independent contractor classification, labor and employment, personal injury, vehicular accidents, cargo and other property damage, commercial disputes, environmental liability and other matters, including with respect to claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in liability claims or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.
Our third-party carriers are subject to increasingly stringent laws protecting the environment, including transitional risks relating to climate change, which could directly or indirectly have a material adverse effect on our business.
Future and existing environmental regulatory requirements, including evolving transportation technology, in the United States and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs or further exacerbate shortages of trucking equipment. If we are unable to retain compliant third-party carriers or pass such operating expenses along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation industry and shift consumer demand toward more locally sourced products and away from our services.
We are subject to governmental regulations and political conditions, which could negatively impact our business.
Our operations are regulated and licensed by various governmental agencies at the local, state and federal levels in the United States and in the foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international activities. Our subsidiaries must also comply with applicable regulations and requirements of various agencies.
The regulatory landscape in which we operate is constantly evolving and subject to significant change, including as a result of evolving political and social attitudes. Future laws, regulations and regulatory reforms, including without limitation future laws and regulations related to increased minimum wages, the expansion of union organization rights or changes in the classification of employees and independent contractors, may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs, which could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.
Furthermore, political conditions may increase the level of intensity of regulations that impact our business, may require changes to our operating practices, may influence demand for our services, or may require us to incur significant additional costs, any of which could negatively impact our business.

Risks Related to Our Strategy and Operations
We depend on our ability to attract and retain qualified employees and temporary workers.
We depend on our ability to attract and retain qualified talent, including temporary, part-time and full-time team members; sales representatives; brokerage agents; managers; and executive officers. If we are unable to attract and retain such individuals, we may be unable to maintain our current competitive position within the industry, meet our customers’ expectations or successfully expand and grow our business.
In addition to our permanent employees, our ability to meet customer demands and expectations, especially during periods of peak volume, is substantially dependent on our ability to recruit and retain qualified temporary workers. Increased demand for temporary workers, low unemployment or changes in federal or state minimum wage laws may increase the costs of temporary labor, and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition. Moreover, our inability to recruit a qualified temporary workforce may result in our inability to meet our customers’ performance targets.
Failure to successfully implement our cost and revenue initiatives could cause our future financial results to suffer.
We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, our digital brokerage platform, our shared distribution network, cross-selling to strategic accounts, workforce productivity and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.
We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and potentially additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas and increased pressure on our existing infrastructure and information technology systems.
Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our inability to successfully manage the costs and operational difficulties of adding new customers or more volume from existing customers may negatively affect our financial condition and operations.
Establishing new customer relationships or adding operational sites for existing customers requires a significant amount of time, operational focus and capital. Although we typically partner with our new customers to ensure that onboarding is smooth and allocate costs appropriately, our inability to integrate new customers or operational sites into our technology systems or recruit additional employees to manage new customer relationships, or higher than anticipated costs to onboard new customers may negatively affect our financial condition or operations.
We derive a significant portion of our total revenue from our largest customers.
Our top five customers comprised approximately 21% of our consolidated total revenue for the year ended December 31, 2022. Our largest customer comprised approximately 8% of our consolidated total revenue for the year ended December 31, 2022. The sudden loss of one or more major customers could materially and adversely affect our operating results.

Damage to our reputation through unfavorable publicity or the actions of our employees or independent contractors could adversely affect our financial condition.
Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
As of December 31, 2022, we had $630 million of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies—Evaluation of Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Any acquisitions that we may complete in the future may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.
While we intend for acquisitions to improve our competitiveness and profitability, we cannot be certain that any future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions, or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. Any of these events could adversely affect our financial condition and results of operations.
We may not realize all of the anticipated benefits of any divestitures we may make in the future, or the benefits of any such divestitures may take longer to realize than expected.
We may in the future sell certain businesses or exit particular markets. Any such divestitures may not yield the targeted improvements in our business. Divestitures involve risks, including difficulties in the separation of operations, services, and personnel, disruption in our operations or businesses, finding a suitable purchaser, and the diversion of management’s attention from our other businesses. Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill and other intangible assets. Any charges that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to the Separation
We have a very limited operating history as a standalone, publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.
The financial information in this Annual Report refers to RXO as a public company that began regular-way trading on November 1, 2022. Prior to the Separation, we derived our combined financial statements from XPO’s accounting records and presented these on a standalone basis as if RXO had been operated independently from XPO. Our historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve as a standalone publicly traded company.
Prior to the Separation, we were able to benefit from XPO’s shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Additionally, XPO performed various corporate functions for us, such as legal, treasury, accounting, human resources, investor relations, and finance. Our historical financial results reflect allocations of corporate expenses from XPO for such functions, which may be less than the expenses we will incur as a separate, publicly traded company. In addition, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, historically were part of the corporate-wide cash management policies of XPO. Following the completion of the Separation, our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, and service debt may be diminished and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly. For these reasons, as well as the additional risks related to the Separation noted below, we may not achieve the expected benefits of the Separation.
Following the Separation, our financial profile has changed, and we are a smaller, less diversified company than XPO prior to the Separation.
The Separation resulted in RXO becoming a smaller, less diversified company with a business concentrated in its industry. As a result, our company may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and, as we will no longer be able to use cash flow from XPO to fund our investments and operations, our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished.
In connection with the Separation, RXO and XPO indemnified each other for certain liabilities. If we are required to pay under these indemnities to XPO, our financial results could be negatively impacted. The XPO indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which XPO will be allocated responsibility, and XPO may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and certain other agreements between RXO and XPO, each party agreed to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide XPO may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that XPO has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from XPO for our benefit may not be sufficient to protect us against the full amount of such liabilities, and XPO may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from XPO any amounts for which we are held liable, we may be temporarily required to bear these costs ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

XPO may fail to perform under the various transition services agreements that were executed as part of the Separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation and prior to the distribution, RXO and XPO entered into the Separation and Distribution Agreement and various other agreements, including the TSA, the TMA, the EMA and the IPLA. The Separation and Distribution Agreement, the TMA, the EMA and the IPLA, together with the documents and agreements by which the internal reorganization was effected, determined the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The TSA provides for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. RXO will rely on XPO to satisfy its performance and payment obligations under these agreements. If XPO is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses.
If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify XPO for material amounts of taxes and other related amounts pursuant to indemnification obligations under the TMA. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we, as well as XPO, could be subject to significant tax liabilities.
In connection with the Separation, XPO received an opinion of outside counsel regarding the qualification of the Separation, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the "Code"). The opinion of counsel was based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO and RXO, including those relating to the past and future conduct of XPO and RXO. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if XPO or RXO breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinion of counsel, the U.S. Internal Revenue Service (the “IRS”) could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel represents the judgment of such counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, we, as well as XPO and XPO’s stockholders, could be subject to significant U.S. federal income tax liability.
If the Separation, together with certain related transactions, were to fail to qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, XPO would recognize taxable gain as if it had sold the RXO common stock in a taxable sale for its fair market value, and XPO stockholders who receive such RXO shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
In addition, as part of and prior to the Separation, XPO and its subsidiaries completed an internal reorganization, and XPO, RXO and their respective subsidiaries incurred certain tax costs in connection with the internal reorganization, including non-U.S. tax costs resulting from transactions in non-U.S. jurisdictions, which may be material. With respect to certain transactions undertaken as part of the internal reorganization, XPO obtained opinions of external tax advisors regarding the tax treatment of such transactions. Such opinions are based and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO, RXO or their respective subsidiaries. If any of these representations or statements is, or becomes, inaccurate or incomplete, or if XPO, RXO or their respective subsidiaries do not fulfill or otherwise comply with any such undertakings or covenants, such opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax opinions. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, XPO, RXO and their subsidiaries could be subject to significant tax liabilities.
Under the TMA, we generally are required to indemnify XPO for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from: (i) an acquisition of all or certain portions of the equity securities or assets of RXO, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) certain other actions or failures to act by RXO, or (iii) any breach of RXO’s covenants or undertakings contained in the Separation and Distribution Agreement and certain other agreements and documents. Further, under the TMA, we generally would be required to indemnify XPO for a specified portion of any taxes (and any related costs and other damages) arising as a result of the failure of the Separation and certain related transactions to qualify as a transaction that is generally tax-free (including as a result of Section 355(e) of the Code) or a failure of any internal distribution that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, XPO or RXO. Any such indemnity obligations could be material.
We may not be able to engage in desirable capital-raising or strategic transactions following the Separation.
Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if it were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the U.S. federal income tax treatment of the Separation, and in addition to our indemnity obligation described above, the TMA restricts us, for the two-year period following the Separation, except in specific circumstances, from, among other things: (i) ceasing to actively conduct certain of our businesses; (ii) entering into certain transactions or series of transactions pursuant to which all or a portion of the shares of RXO stock would be acquired, whether by merger or otherwise; (iii) liquidating or merging or consolidating with any other person; (iv) issuing equity securities beyond certain thresholds; (v) repurchasing shares of RXO stock other than in certain open-market transactions; or (vi) taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the Separation and certain related transactions. Further, the TMA imposes similar restrictions on us and our subsidiaries during the two-year period following the Separation that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business. Also, we may be responsible for liabilities arising from the failure of the Separation, together with certain related transactions, to qualify for tax-free treatment and our indemnity obligations for such liabilities under the TMA, may discourage, delay or prevent certain third parties from acquiring RXO.
Certain of our directors and employees may have actual or potential conflicts of interest because of their positions with or financial interests in XPO.
Because of their current or former positions with XPO, certain of our executive officers and directors continue to own equity interests in XPO following the Separation. In addition, Mr. Jacobs serves as executive chairman of XPO while also serving as chairman of our board of directors. These factors could create, or appear to create, potential conflicts of interest to the extent that we and XPO face decisions that could have different implications for the two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between XPO and our company regarding the terms of the agreements governing the Separation and the relationship between the companies.

Risks Related to Our Common Stock
Sales of shares of our common stock in connection with the Registration Rights Agreement, or the prospect of any such sales, could affect the market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
We have entered into a registration rights agreement (the “Registration Rights Agreement”) with Jacobs Private Equity, LLC (“JPE”), an affiliate of Brad Jacobs, our chairman. As of December 31, 2022, JPE beneficially owned 1.3 million shares of our common stock, which represents approximately 1.1% of our outstanding shares of common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could adversely impact the market price of our common stock. In addition, in connection with a registration request under the Registration Rights Agreement for an underwritten offering, we may be required to agree to be restricted from selling or disposing any of our common stock or securities convertible into or exchangeable or exercisable for common stock for a period of 90 days (subject to certain exceptions and our ability to defer a registration request or suspend use of a registration statement under certain circumstances). As a result, we may be restricted in our ability to raise capital through future sales of equity securities.
Any stockholder’s percentage of ownership in RXO may be diluted in the future at any given time.
In the future, existing holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Separation as a result of conversion of their XPO stock-based awards. We anticipate that the compensation committee of our board of directors will grant additional stock-based awards to our employees under the employee benefits plan. Such awards will have a dilutive effect on the number of RXO shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock.
Certain provisions in RXO’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of RXO, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include:
•the ability of our remaining directors to fill vacancies on our board of directors;
•limitations on stockholders’ ability to call a special stockholder meeting or act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our board of directors to issue preferred stock without stockholder approval; and
•a classified board of directors, with each class serving a staggered three-year term, which could have the effect of making the replacement of incumbent directors more time consuming and difficult.
In addition, we are subject to Section 203 of the Delaware General Corporate Law (the “DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make RXO immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of RXO and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of our common stock may trigger the application of Section 355(e) of the Code, causing the Separation to be taxable to XPO. Under the TMA, we are required to indemnify XPO for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.
RXO’s amended and restated certificate of incorporation contains an exclusive forum provision that may discourage lawsuits against RXO and our directors and officers.
Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of RXO, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or stockholder of RXO in such capacity to RXO or to RXO stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against RXO or any current or former director or officer or other employee or stockholder of RXO in such capacity arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving RXO governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty of liability created by the Exchange Act or the rules and regulations thereunder, and as a result, the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision described above. Our stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.
This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with RXO or our directors or officers, which may discourage such lawsuits against RXO and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2022, we operated 204 principal locations, primarily located in North America, including 24 locations owned or leased by our customers.

Location	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North America	165	2	24	191
Asia	9	—	—	9
Corporate	4	—	—	4
Total	178	2	24	204
(1)Locations owned or leased by customers.
We lease our current executive office located in Charlotte, North Carolina. We believe that our facilities are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to certain legal proceedings is included in Note 14 — Commitments and Contingencies to our consolidated financial statements (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On November 1, 2022, our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “RXO.”
On February 22, 2023, there were approximately 90 registered holders of our common stock.
We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stock Performance Graph
The following graph sets forth the cumulative total stockholder return to RXO’s stockholders for the period beginning November 1, 2022, the date of the Separation, through December 31, 2022, as well as the corresponding returns on the Dow Jones Transportation Average and S&P 400 MidCap index.
The stock performance assumes $100 was invested on November 1, 2022, in our common stock and each index, including reinvestment of dividends through December 31, 2022.

$120.00
$110.00
$100.00
$90.00
$80.00
11/1/2022
11/30/2022
12/31/2022
RXO, Inc.
Dow Jones Transportation Average
S&P 400 MidCap

	November 1, 2022	November 30, 2022	December 31, 2022
RXO, Inc.	$100.00	$99.69	$90.24
Dow Jones Transportation Average	$100.00	$108.34	$99.05
S&P 400 MidCap	$100.00	$105.54	$99.50

Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains certain forward-looking statements that are intended to be covered by the safe harbors created by the Private Securities Litigation Reform Act of 1995. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.
This section of this Annual Report generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 to our Registration Statement on Form 10, as amended, declared effective on October 17, 2022.
Overview
RXO, Inc. is a high-performing brokered transportation platform defined by cutting-edge technology and a nimble, asset-light business model, with the largest component being our core truck brokerage business. Based on 2021 revenues, we are the fourth largest broker of full truckload freight transportation in the United States, and have approximately 4% share of the entire $88 billion brokered truckload industry.
Our truck brokerage business has a variable cost structure with robust free cash flow conversion and a long track record of generating a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable industry tailwinds. As of December 31, 2022, we had approximately 123,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
We provide our customers with highly efficient access to capacity through our digital brokerage technology. This proprietary platform is a major differentiator for our truck brokerage business, and together with our pricing technology, we believe it can unlock incremental profitable growth well beyond our current levels. Our complementary services for managed transportation, last mile and freight forwarding also utilize our digital brokerage technology.
Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage, last mile and freight forwarding. Our managed transportation offering includes bespoke load planning and procurement, complex solutions tailored to specific challenges, performance monitoring, engineering and data analytics, among other services. Our control tower solution leverages the expertise of a dedicated team focused on continuous improvement, and digital, door-to-door visibility into order status and freight in transit. In addition, we offer technology-enabled managed expedite services that automate transportation procurement for time-critical freight moved by independent road and air charter carriers.
Our last mile offering is an asset-light service that facilitates consumer deliveries performed by highly qualified third-party contractors. We are the largest provider of outsourced last mile transportation for heavy goods in the United States, positioned within 125 miles of the vast majority of the U.S. population and serving a customer base of omnichannel and e-commerce retailers and direct-to-consumer manufacturers.

Our freight forwarding service is a scalable, asset-light offering managed with advanced technology that facilitates ocean, road and air transportation and assists with customs brokerage. We are a U.S.-based freight forwarder with a global network of company-owned and partner-owned locations and coverage of key trade lanes that reach approximately 160 countries and territories.
The Separation
On November 1, 2022, we completed the separation from XPO, which we refer to as the Separation. The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. RXO is now a standalone publicly traded company. On November 1, 2022, regular-way trading of RXO’s common stock commenced on the New York Stock Exchange under the ticker symbol “RXO.”
The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to the TMA, EMA, TSA and IPLA. See Note 3 — The Separation to our consolidated financial statements for additional information.
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
Impact of Inflation
Inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. During 2022, the transportation industry’s truck driver shortage, together with rising fuel prices, resulted in higher transportation procurement costs to meet growing demand, which costs were largely offset by mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases. An economic recession could depress activity levels and adversely affect our results of operations.
Basis of Presentation
Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO (the “historical financial statements”). On November 1, 2022, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined financial statements for all periods presented prior to the Separation are now also referred to as “consolidated financial statements,” and have been prepared under the U.S. generally accepted accounting principles (“GAAP”).
Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis.

In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis. Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented. The majority of these allocated costs are recorded within Sales, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Consolidated Statements of Operations.
For the periods ended before the Separation, XPO investment represents XPO’s historical investment in RXO and includes the net effects of transactions with and allocations from XPO as well as RXO’s accumulated earnings. Certain transactions between RXO and XPO, including XPO’s non-RXO subsidiaries, have been included in these consolidated financial statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from XPO Corporate functions, income tax expense, certain cash receipts and payments made on behalf of RXO and general financing activities.
For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.
The Company’s consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. The Company has eliminated intercompany accounts and transactions.
RXO has one reportable segment.

Results of Operations

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Revenue	$4,796	$4,689	$3,357	100.0%	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	3,624	3,681	2,568	75.6%	78.5%	76.5%
Direct operating expense (exclusive of depreciation and amortization)	226	192	174	4.7%	4.1%	5.2%
Sales, general and administrative expense	640	539	455	13.3%	11.5%	13.6%
Depreciation and amortization expense	86	81	76	1.8%	1.7%	2.3%
Transaction and integration costs	84	2	14	1.8%	—%	0.4%
Restructuring costs	13	2	10	0.3%	—%	0.3%
Operating income	123	192	60	2.6%	4.1%	1.8%
Other expense	—	1	3	—%	—%	0.1%
Interest expense, net	4	—	—	0.1%	—%	—%
Income before income taxes	119	191	57	2.5%	4.1%	1.7%
Income tax provision	27	41	14	0.6%	0.9%	0.4%
Net income	$92	$150	$43	1.9%	3.2%	1.3%
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Revenue for 2022 increased by 2.3% to $4.8 billion, from $4.7 billion in 2021. The year-over-year increase was driven by a $180 million increase in truck brokerage revenue, due to increased load volume facilitated by our digital platform.
Cost of transportation and services (exclusive of depreciation and amortization) in 2022 was $3.6 billion, or 75.6% of revenue, compared with $3.7 billion, or 78.5% of revenue in 2021. Third-party transportation costs as a percentage of revenue decreased year-over-year by 2.8 percentage points, primarily due to our ability to purchase transportation services at lower cost as the transportation market softened, while the majority of our revenue reflected fixed terms on customer contracts established in stronger rate environments prior to 2022.
Direct operating expense (exclusive of depreciation and amortization) is composed of both fixed and variable expenses and consists mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, and gains and losses on sales of property and equipment.
Direct operating expense (exclusive of depreciation and amortization) in 2022 was $226 million, or 4.7% of revenue, compared with $192 million, or 4.1% of revenue, in 2021. The year-over-year increase as a percentage of revenue was primarily the result of higher compensation-related costs and higher facilities and maintenance costs, which increased as a percentage of revenue by approximately 0.3 and 0.2 percentage points, respectively.
Sales, general and administrative expense (“SG&A”), including the allocated costs of XPO, primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, third-party professional fees, facility costs, bad debt expense and legal costs.
SG&A was $640 million in 2022, or 13.3% of revenue, compared with $539 million, or 11.5% of revenue, in 2021. The year-over-year increase in SG&A as a percentage of revenue primarily resulted from higher compensation-related costs of 1.5 percentage points in 2022 as compared to 2021.
Depreciation and amortization expense in 2022 was $86 million, compared with $81 million in 2021.
Transaction and integration costs in 2022 were $84 million, compared with $2 million in 2021. Transaction and integration costs for 2022 and 2021 are primarily comprised of spin-off related costs.

Restructuring costs in 2022 were $13 million, compared with $2 million in 2021, and are primarily composed of spin-off related costs. Of the total restructuring costs incurred in 2022, $10 million was related to severance costs, $2 million was related to facilities costs, and $1 million was related to contract termination costs. All restructuring costs incurred in 2021 were related to severance costs.
Interest expense primarily consists of interest related to indebtedness for money borrowed and finance lease obligations. The increase in interest expense in 2022 as compared to 2021 is primarily due to interest incurred on borrowings made in connection with the Separation in the fourth quarter.
Our effective income tax rates were 22.6% and 21.4% in 2022 and 2021, respectively. The increase in our effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by reduced tax benefit resulting from changes in reserves for uncertain tax positions.
For the year ended December 31, 2022, our effective tax rate differs from the U.S. corporate income tax rate of 21% due to state income taxes within the United States, partially offset by a tax benefit of $3 million from provision to return and other deferred tax adjustments. For the year ended December 31, 2021, our effective tax rate differs from the U.S. corporate income tax rate of 21% due to state income taxes within the United States, partially offset by a tax benefit of $5 million from changes in reserves for uncertain tax positions.
Liquidity and Capital Resources
Overview
Prior to the Separation on November 1, 2022, the Company participated in XPO’s centralized treasury model, which included cash pooling and other intercompany financing arrangements. Prior to the Separation, we generated positive cash flows from operations. We have generated and expect to continue generating positive cash flows from operations after the Separation.
Our ability to fund our operations and anticipated capital needs are reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions. The timing and magnitude of our growth and working capital needs can vary and may positively or negatively impact our cash flows.
We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Capital Expenditures
Our 2022 capital expenditures include capital associated with investments in technology and equipment. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts and availability of labor and materials. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
Revolving Credit Facility
On October 18, 2022, we entered into a five-year unsecured, multi-currency revolving credit facility (the “Revolver”) with initial aggregate commitments of $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin calculated based on the Company's credit ratings. There were no amounts outstanding under the Revolver as of December 31, 2022.

Term Loan Facilities
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). The Term Loan bears interest at a fluctuating rate plus an applicable margin calculated based on the Company's credit ratings, payable quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027.
Notes
On October 25, 2022, we completed an offering of $355 million in unsecured notes (the “Notes” or the "7.50% Notes due 2027"). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed. RXO is permitted to redeem some or all of the Notes prior to their maturity at redemption prices described in the indenture governing the Notes. The Notes were issued at a price of 98.962% of par.
Loan Covenants and Compliance
As of December 31, 2022, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Financial Condition
The following table summarizes our asset and liability balances as of December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021	$ Change	% Change
Total current assets	$1,029	$1,083	$(54)	(5.0)%
Total long-term assets	1,002	985	17	1.7%
Total current liabilities	823	816	7	0.9%
Total long-term liabilities	621	182	439	241.2%
The decrease in current assets from December 31, 2021 to December 31, 2022 primarily reflects the impact of decreased accounts receivable, driven by increased collections and a decrease in revenue in the fourth quarter of 2022 as compared to 2021, offset by an increase in cash and cash equivalents. Total long-term assets reflect an increase in operating lease assets associated with new lease contracts entered into during 2022. The increase in current liabilities is primarily driven by an increase in accrued salaries and wages. The increase in long-term liabilities reflects the issuance of the Term Loan and Notes in 2022.
Cash Flow Activity for the Years Ended December 31, 2022 and 2021
Our cash flows from operating, investing and financing activities are summarized as follows:

	Years Ended December 31,
(In millions)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$310	$155	$155	100.0%
Net cash used in investing activities	(56)	(38)	(18)	(47.4)%
Net cash used in financing activities	(183)	(158)	(25)	(15.8)%
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	—	(2)	—%
Net increase (decrease) in cash and cash equivalents	$69	$(41)	$110	268.3%

Operating Activities
Cash flows provided by operating activities for 2022 increased by $155 million compared with 2021. The increase is primarily the result of changes in working capital, which generated $114 million in cash in 2022 compared to using $90 million in cash in 2021, primarily due to revenue growth rate deceleration in 2022 driven by a reduction in freight pricing in the second half of the year. Cash generated from working capital was offset by lower net income in 2022 as compared to 2021, with net income of $92 million in 2022 compared to $150 million in 2021. The decrease in net income was primarily driven by an $82 million increase in Transaction and integration costs in 2022.
Investing Activities
Investing activities used $56 million of cash in 2022 compared with $38 million used in 2021. During 2022, we used $57 million of cash for capital expenditures and received $1 million from sales of property and equipment. During 2021, we used $39 million of cash for capital expenditures and received $1 million from sales of property and equipment. The increase in property and equipment purchases between periods is primarily driven by increased spending on computer software and equipment.
Financing Activities
Financing activities used $183 million of cash in 2022 and used $158 million of cash in 2021. The primary use of cash from financing activities in 2022 was $621 million in net transfers to XPO in connection with the Separation. The source of cash from financing activities in 2022 was the issuance of long-term debt of $451 million, offset by payment of debt issuance costs of $9 million. Net proceeds from the issuance of the Notes and the incurrence of the Term Loan, together with cash on RXO's balance sheet, were used to fund a net cash distribution of $604 million from RXO to XPO, in the fourth quarter of 2022. The primary use of cash from financing activities in 2021 was $159 million in net transfers to XPO.
Contractual Obligations
We lease certain facilities and equipment under non-cancellable operating lease arrangements. As of December 31, 2022, our outstanding obligations under operating and finance leases were $162 million and $6 million, respectively. See Note 7 — Leases to the consolidated financial statements for additional information.
As of December 31, 2022, we had $355 million of the Notes outstanding with interest payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023. The Notes mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. Additionally, we had the $100 million Term Loan outstanding with interest payable quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027. See Note 9 — Debt to the consolidated financial statements for additional information.
In addition, we have obligations for agreements to purchase goods or services entered into in the ordinary course of business that are enforceable and legally binding.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. A summary of our significant accounting policies is contained in Note 2 — Basis of Presentation and Significant Accounting Policies to our consolidated financial statements. The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from estimated results, we believe the estimates are reasonable and appropriate.

Corporate Expense Allocation
The consolidated financial statements of RXO through the date of the Separation include general corporate expenses of XPO for certain support functions that are provided on a centralized basis, such as expenses related to information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. For purposes of the Consolidated Statements of Operations, an allocation of these expenses is included to burden all business units comprising XPO’s historical operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. All such costs have been deemed to have been incurred and settled through XPO investment in the period when the costs were recorded. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented.
Evaluation of Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management. We have six reporting units. Application of the goodwill impairment test requires judgment, including the identification of the reporting units, the assignment of assets and liabilities to the reporting units, the assignment of goodwill to the reporting units, and a determination of the fair value of the reporting units.
For our 2022 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of income and market approaches. As of November 30, 2022 we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.
A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach and/or a market-based approach. The income approach of determining fair value is based on the present value of estimated future cash flows, which requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. The discount rates reflect management’s judgment and are based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. Our forecasts also reflect expectations concerning future economic conditions, interest rates and other market data. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry. We believe our approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
Many of the factors used in assessing fair value are outside the control of management, and assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of any potential impairment.
Insurance
We participate in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. Insurance coverage levels are adjusted annually based on risk tolerance and premium expense.

Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering retention levels, historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in these assumptions can impact actual costs paid to settle the claims and those amounts may be different than estimates.
Income Taxes
Our annual effective tax rate is based on our income and statutory tax rates in the various jurisdictions in which we operate. Judgment and estimates are required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Evaluating our tax positions would include but not be limited to our tax positions on internal restructuring transactions. We review our tax positions quarterly and as new information becomes available. Our effective tax rate in any financial statement period may be materially impacted by changes in the mix and/or level of earnings by taxing jurisdiction.
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing all available evidence, including the reversal of deferred tax liabilities, carrybacks available, and historical and projected pre-tax profits generated by our operations. Valuation allowances are established when, in management’s judgment, it is more likely than not that our deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax losses and other carryforwards due to changes in ownership, historic information, and projections of future sources of taxable income that include and exclude future reversals of taxable temporary differences.
New Accounting Standards
Information related to new accounting standards is included in Note 2 — Basis of Presentation and Significant Accounting Policies.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in commodity prices and in the price of diesel fuel purchased for use by third-party carriers who perform the physical freight movements we arrange. We include fuel price adjustment clauses or cost-recovery mechanisms in many of our customer contracts, enabling us to pass on to these customers substantially all of the fluctuations in the price of diesel fuel, except for short-term economic fluctuations, in the price for our services. Therefore, a hypothetical 10% change in the price of diesel fuel would not be expected to materially affect our financial performance.
Our long-term debt consists of both fixed-rate and variable-rate instruments, which exposes us to interest rate risk. Based on principal balances outstanding at December 31, 2022, a 1% increase or decrease in interest rates on variable-rate debt would increase or decrease our annual interest expense by approximately $1 million.
Additionally, a portion of our net assets and income are in non-U.S. dollar currencies and, as such, we are exposed to currency risk from potential changes in the functional currency values of our foreign currency denominated assets, liabilities and cash flows. We believe that this foreign currency exchange rate risk will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
RXO, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RXO, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over duplication of XPO’s IT systems and financial data
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company completed its separation from XPO, Inc. (“XPO”) on November 1, 2022. Prior to the separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. On the separation date, the assets and liabilities were transferred to the Company on a carry-over basis. To affect the separation, the Company established its own Information Technology (IT) systems to be used for financial reporting (new IT systems). This included duplication of existing XPO programs and historical financial data as well as executing program development and access controls over the configurations and interfaces of key IT applications.

We identified the evaluation of the sufficiency of audit evidence over duplication of XPO’s Information Technology (IT) systems and historical financial data into the new IT systems to be used by the Company for financial reporting as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required a high degree of complex auditor judgment and the involvement of IT professionals with specialized skills and knowledge. Specifically, the number of duplicated XPO programs and volume of historical financial data transferred, as well as the configurations and interfaces of key IT applications and access rights to key IT applications during and after the separation required complex auditor judgment and the involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We involved IT professionals with specialized skills and knowledge who assisted in determining the nature and extent of procedures to be performed and the testing of the Company’s IT program development and access controls through inquiry about and observation of these controls as well as inspection of supporting evidence to:
–obtain an understanding of the relevant IT systems and processes and testing IT general and application controls related to the duplication of XPO’s programs
–evaluate the configurations and interfaces of certain IT applications and access rights
–assess the duplication and transfer of historical financial data existing at the date of separation
In addition, we reconciled the historical net assets and liabilities recorded by the Company to the net assets and liabilities transferred from XPO at the date of the separation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.
/s/ KPMG LLP

We have served as the Company’s auditor since 2022.
Stamford, Connecticut
February 24, 2023

RXO, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$98	$29
Accounts receivable, net of allowances of $13 and $9, respectively	900	1,010
Other current assets	31	44
Total current assets	1,029	1,083
Long-term assets
Property and equipment, net of $241 and $219 in accumulated depreciation, respectively	119	111
Operating lease assets	159	128
Goodwill	630	630
Identifiable intangible assets, net of $106 and $217 in accumulated amortization, respectively	79	100
Other long-term assets	15	16
Total long-term assets	1,002	985
Total assets	$2,031	$2,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$501	$520
Accrued expenses	256	248
Current maturities of long-term debt	4	—
Short-term operating lease liabilities	48	42
Other current liabilities	14	6
Total current liabilities	823	816
Long-term liabilities
Long-term debt and obligations under finance leases	451	—
Deferred tax liability	16	52
Long-term operating lease liabilities	114	93
Other long-term liabilities	40	37
Total long-term liabilities	621	182
Commitments and Contingencies (Note 14)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 116,400 shares issued and outstanding as of December 31, 2022	1	—
Additional paid-in capital	588	—
Retained earnings	2	—
XPO investment	—	1,072
Accumulated other comprehensive loss	(4)	(2)
Total equity	587	1,070
Total liabilities and equity	$2,031	$2,068
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021	2020
Revenue	$4,796	$4,689	$3,357
Cost of transportation and services (exclusive of depreciation and amortization)	3,624	3,681	2,568
Direct operating expense (exclusive of depreciation and amortization)	226	192	174
Sales, general and administrative expense	640	539	455
Depreciation and amortization expense	86	81	76
Transaction and integration costs	84	2	14
Restructuring costs	13	2	10
Operating income	123	192	60
Other expense	—	1	3
Interest expense, net	4	—	—
Income before income taxes	119	191	57
Income tax provision	27	41	14
Net income	$92	$150	$43

Earnings per share data
Basic earnings per share	$0.80	$1.30	$0.37
Diluted earnings per share	$0.79	$1.30	$0.37

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	115,335	115,163	115,163
Diluted weighted-average common shares outstanding	115,791	115,163	115,163
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2022	2021	2020
Net income	$92	$150	$43

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $—, $— and $—	$(2)	$—	$1
Other comprehensive income (loss)	(2)	—	1
Comprehensive income	$90	$150	$44
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2022	2021	2020
Operating activities
Net income	$92	$150	$43
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization expense	86	81	76
Stock compensation expense	32	8	8
Deferred tax expense	(20)	3	(9)
Other	6	3	14
Changes in assets and liabilities
Accounts receivable	92	(242)	(264)
Other assets	14	(4)	(5)
Accounts payable	(14)	129	87
Accrued expenses and other liabilities	22	27	75
Net cash provided by operating activities	310	155	25
Investing activities
Payment for purchases of property and equipment	(57)	(39)	(47)
Proceeds from sale of property and equipment	1	1	8
Net cash used in investing activities	(56)	(38)	(39)
Financing activities
Proceeds from issuance of debt	451	—	—
Payment for debt issuance costs	(9)	—	—
Payment for tax withholdings related to vesting of stock compensation awards	(3)	—	—
Net transfers (to) from XPO	(621)	(159)	32
Other	(1)	1	—
Net cash (used in) provided by financing activities	(183)	(158)	32
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	69	(41)	19
Cash, cash equivalents and restricted cash, beginning of period	29	70	51
Cash, cash equivalents and restricted cash, end of period	$98	$29	$70
Supplemental disclosure of cash flow information:
Cash paid for income taxes	3	5	2

See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of December 31, 2019	—	$—	$—	$—	$(3)	$982	$979
Net income	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	—	1	—	1
Stock compensation expense	—	—	—	—	—	8	8
Net transfers from XPO		—	—	—	—	37	37
Balance as of December 31, 2020	—	$—	$—	$—	$(2)	$1,070	$1,068
Net income	—	—	—	—	—	150	150
Stock compensation expense	—	—	—	—	—	8	8
Net transfers to XPO	—	—	—	—	—	(156)	(156)
Balance as of December 31, 2021	—	$—	$—	$—	$(2)	$1,072	$1,070
Net income	—	—	—	2	—	90	92
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	3	—	—	29	32
Vesting of stock compensation awards	1,237	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	—	(3)
Net transfers to XPO	—	—	—	—	—	(602)	(602)
Issuance of common stock and reclassification of XPO investment	115,163	1	588	—	—	(589)	—
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$—	$587

See accompanying notes to consolidated financial statements.

RXO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2022, 2021 and 2020
1. Organization
RXO, Inc., (“RXO”, the “Company” or “we”), is a brokered transportation platform defined by cutting-edge technology and an asset-light business model, with the largest component being our core truck brokerage business. Our operations also include three asset-light, brokered transportation services, all of which are complementary to our truck brokerage business: managed transportation, last mile and freight forwarding. We present our operations in the consolidated financial statements as one reportable segment.
On November 1, 2022, the Company completed the separation from XPO, Inc. (formerly known as XPO Logistics, Inc.) (“XPO”) (the “Separation”) in a transaction intended to be tax-free for U.S. federal income tax purposes. The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. RXO is now a standalone publicly traded company, and, on November 1, 2022, regular-way trading of RXO’s common stock commenced on the New York Stock Exchange (the “NYSE”) under the ticker symbol “RXO.”
The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO. See Note 3 — The Separation for additional information of the agreements executed in connection with the Separation.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO (the “historical financial statements”). On November 1, 2022, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined financial statements for all periods presented prior to the Separation are now also referred to as “consolidated financial statements,” and have been prepared under the U.S. generally accepted accounting principles (“GAAP”).
Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis.
In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis. Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented. The majority of these allocated costs are recorded within Sales, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Consolidated Statements of Operations.

For the periods ended before the Separation, XPO investment represents XPO’s historical investment in RXO and includes the net effects of transactions with and allocations from XPO as well as RXO’s accumulated earnings. Certain transactions between RXO and XPO, including XPO’s non-RXO subsidiaries, have been included in these consolidated financial statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from XPO Corporate functions, income tax expense, certain cash receipts and payments made on behalf of RXO and general financing activities.
For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.
The Company’s consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. The Company has eliminated intercompany accounts and transactions.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical information and on various other assumptions that it believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, loss contingencies, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectability of accounts receivable and the fair value of financial instruments. Actual results may vary from those estimates.
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the transportation services industry, and adversely impact the Company’s estimates, particularly those that require consideration of forecasted financial information. The business and economic uncertainty resulting from the COVID-19 pandemic has made calculating estimates and assumptions more difficult.
Significant Accounting Policies
Revenue Recognition
We recognize revenue when we transfer control of promised products or services to customers in an amount equal to the consideration we expect to receive for those products or services.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied.
We generate revenue by providing truck brokerage and other transportation services for our customers. Additional services may be provided to our customers under their transportation contracts, including unloading and other incidental services. The transaction price is based on the consideration specified in the customer’s contract.

A performance obligation is created when a customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. We recognize transportation revenue proportionally as a shipment moves from origin to destination and the related costs are recognized as incurred. Some of our customer contracts contain our promise to stand ready to provide transportation services. For these contracts, we recognize revenue on a straight-line basis over the term of the contract because the pattern of benefit to the customer, and our efforts to fulfill the contract, are generally distributed evenly throughout the period. Performance obligations are generally short-term, with transit times usually less than one week. Generally, customers are billed on shipment of the freight or on a weekly or monthly basis and make payment according to approved payment terms. When we do not control the specific services, we recognize revenue as the difference between the amount the customer pays us for the service less the amount we are charged by third parties who provide the service.
Generally, we can adjust our pricing based on contractual provisions related to achieving agreed-upon performance metrics, changes in volumes, services and market conditions. The estimate of variable consideration is determined by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and they pay us according to approved payment terms.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. Bank overdraft positions occur when the sum of payments honored by the Company's bank exceed the amount of cash available in the Company's account. The Company had $1 million in bank overdrafts as of December 31, 2022 recorded within Other current liabilities in the Consolidated Balance Sheets. There were no bank overdrafts as of December 31, 2021.
Accounts Receivable and Allowance for Credit Losses
We record accounts receivable at the contractual amount, and we record an allowance for credit losses for the amount we estimate we may not collect. In determining the allowance for credit losses, we consider historical collection experience, the age of the accounts receivable balances, the credit quality and risk of our customers, any specific customer collection issues, current economic conditions, and other factors that may impact our customers’ ability to pay. We also consider reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining our allowance for credit losses. We write off accounts receivable balances once the receivables are no longer deemed collectible.
The roll-forward of the allowance for credit losses is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$9	$10	$7
Provision charged to expense	11	6	11
Write-offs, less recoveries, and other adjustments	(7)	(7)	(8)
Ending balance	$13	$9	$10
Property and Equipment
Property and equipment, which includes assets recorded under finance leases, are stated at cost less accumulated depreciation or, in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred.
For internally-developed computer software, all costs incurred during planning and evaluation are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes the fair value of acquired internally-developed technology.
We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 39 years
Vehicles, tractors and trailers	3 to 14 years
Machinery and equipment	3 to 10 years
Computer software and equipment	3 to 7 years
Leases
We have operating leases primarily for real estate, tractors and trailers and finance leases for equipment. We determine if an arrangement is a lease at inception. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use the incremental borrowing rates of RXO based on the information available at commencement date to determine the present value of future lease payments. This rate is determined from a hypothetical yield curve available at the lease commencement date that takes into consideration market yield levels of RXO’s relevant debt outstanding as well as the index that matches RXO’s credit rating, and then adjusts as if the borrowings were collateralized.
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We recognize leases with an initial term of 12 months or less as lease expense over the lease term, and those leases are not recorded on our Consolidated Balance Sheets. We account for lease and non-lease components within a contract as a single lease component for our real estate leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.
Segment Reporting
We conduct our business and track our results as one reportable segment based upon the aggregation of our operating segments. Our chief operating decision maker regularly reviews financial information at the operating segment level to allocate resources and assess performance. We have determined that all our operating segments share the following similar economic and qualitative characteristics and therefore meet the criteria established in Accounting Standards Codification (“ASC”) 280–Segment Reporting for operating segments to be aggregated into one reportable segment:
•The operating segments have similar economic characteristics (e.g., comparable adjusted earnings before interest, taxes, depreciation and amortization margins, our measure of segment profitability), and similar long-term financial models;
•The nature of the services offered by each operating segment is similar: all the services leverage technology and an asset-light infrastructure to arrange for the transportation of customer goods by qualified independent carriers;
•The operating segments all operate within the transportation industry and in primarily the same geography (North America);
•All operating segments provide business-to-business services, with no segment transacting directly with the end-user customer;
•Each operating segment’s customer base spans diversified industry verticals that overlap with other operating segments and have a common salesforce engaged in significant cross-selling activities; and
•All operating segments conduct business in a similar regulatory environment applicable to the transportation industry, including regulation and licensing by various governmental agencies; most notably, the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation.

All of our operating segments can be expected to have similar future prospects as they have similar economic attributes. The causes for fluctuations in operating and financial performance are generally the same among the operating segments and include such factors as: (i) changes in overall demand for outsourced freight transportation services, (ii) changes in prices charged by third-party carriers, (iii) decisions by customers to develop or expand internal transportation capabilities, and (iv) macroeconomic impacts on supply chains for materials, parts and finished goods.
Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management. We have six reporting units.
The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in the Company’s stock price and market capitalization of the Company and macroeconomic conditions. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company uses the income approach and/or a market-based approach to determine the reporting units’ fair values. Under the income approach, the determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry.
For our 2022 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of income and market approaches. As of November 30, 2022 we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.
Intangible Assets and Long-lived Assets
We review intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. Our intangible assets subject to amortization consist of customer relationships. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for customer relationships is 10 to 16 years.

Accrued Expenses
The components of accrued expenses are as follows:

	As of December 31,
(In millions)	2022	2021
Accrued transportation and facility charges	$120	$118
Accrued salaries and wages	60	49
Accrued insurance	23	23
Other accrued expenses	53	58
Total accrued expenses	$256	$248
Insurance
We participate in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. Insurance coverage levels are adjusted annually based on risk tolerance and premium expense.
Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering retention levels, historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim. Changes in these assumptions can impact actual costs paid to settle the claims and those amounts may be different than estimates. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. At December 31, 2022 and 2021, our insurance liabilities amounted to $58 million and $55 million, respectively, and were included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets.
Income Taxes
Up until the date of the Separation, the operations of the Company were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by XPO, where applicable. Income tax expense and other income tax related information contained in the consolidated financial statements up until the date of the Separation were presented on a separate return basis as if the Company had filed its own tax returns. As a result, actual tax transactions included in the consolidated financial statements of XPO may not be included in the consolidated financial statements. Similarly, the tax treatment of certain items reflected in the consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of XPO. Therefore, portions of items such as net operating losses (“NOLs”), credit carryforwards, other deferred taxes, and valuation allowances may exist in the consolidated financial statements that may or may not exist in XPO’s consolidated financial statements and vice versa. In addition, although deferred tax assets up until the date of the Separation were recognized for NOLs and tax credits in accordance with the separate return method, certain NOLs and credits did not carry over with the Company in connection with the Separation. The income taxes of the Company as presented in the consolidated financial statements may not be indicative of the income taxes that the Company will incur in the future. In jurisdictions where the Company has been included in tax returns filed by XPO, any income tax receivables or payables resulting from the related income tax provisions have been reflected in the Consolidated Balance Sheets within XPO investment. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.

We account for income taxes using the asset and liability method on a legal entity and jurisdictional basis, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. Our calculation relies on several factors, including pre-tax earnings, differences between tax laws and accounting rules, statutory tax rates, tax credits, uncertain tax positions, and valuation allowances. We use judgment and estimates in evaluating our tax positions. Valuation allowances are established when, in our judgment, it is more likely than not that our deferred tax assets will not be realized based on all available evidence. We record global intangible low-taxed income tax as a period cost. We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. We adjust these tax liabilities, including related interest and penalties, based on the current facts and circumstances. We report tax-related interest and penalties as a component of income tax expense.
Foreign Currency Translation and Transactions
The assets and liabilities of our foreign subsidiaries that use their local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in accumulated other comprehensive income (loss) (“AOCI”) on our Consolidated Balance Sheets. The assets and liabilities of our foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to USD. The results of operations of our foreign subsidiaries are translated to USD using average exchange rates prevailing for each period presented.
We convert foreign currency transactions recognized on our Consolidated Statements of Operations to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Other expense in our Consolidated Statements of Operations and were not material for any of the periods presented.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature and/or being receivable or payable on demand.
Stock-Based Compensation
We account for stock-based compensation based on the equity instrument’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based or performance-based vesting conditions only, the Company establishes the fair value based on the market price on the date of the grant. For stock options, the Company determines the fair value based on its stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company recognizes the grant date fair value of equity awards as compensation cost over the requisite service period. The Company accounts for forfeitures as they occur.

Related-Party Transactions
Transactions between the Company and XPO, and other non-RXO subsidiaries of XPO, are deemed related-party transactions through the November 1, 2022 Separation date. Related-party transactions are comprised of the following: (i) those that have been effectively settled for cash, and (ii) those which have historically not been settled and have been forgiven by either party. For those that have been cash settled, we have recorded related-party receivables (assets) or payables (liabilities) in the Consolidated Balance Sheets as of December 31, 2021. For those that have been forgiven as of the date of the Separation, the amounts have been recorded as an adjustment of XPO Investment in the Consolidated Balance Sheets.
Reclassifications
Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.
Adoption of New Accounting Standard
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
Accounting Pronouncements Issued but Not Yet Effective
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU increases the transparency surrounding supplier finance programs by requiring the buyer to disclose information on an annual basis about the key terms of the program, the outstanding obligation amounts as of the end of the period, a rollforward of such amounts, and the balance sheet presentation of the related amounts. Additionally, the obligation amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for fiscal years beginning after December 15, 2022 except for the requirement to disclose the rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new guidance, which is limited to financial statement disclosures.
3. The Separation
The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO, including, but not limited to, a Transition Services Agreement (“TSA”), a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”) and an Intellectual Property License Agreement (“IPLA”).
The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts transferred, assumed and assigned to each of RXO and XPO as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of RXO’s business with RXO and financial responsibility for the obligations and liabilities of XPO’s remaining business with XPO, (iii) the allocation among RXO and XPO of rights and obligations under existing insurance policies for occurrences before completion of the Separation, and (iv) procedures governing the resolution of disputes, controversies or claims that may arise between RXO and XPO related to the Separation.
Under the TSA, (i) XPO provides RXO and certain of its affiliates, on an interim, transitional basis, various services, and (ii) RXO provides XPO and certain of its affiliates, on an interim, transitional basis, various services. The services provided include, among others, employee benefits administration, information technology services, regulatory services, accounting support, general administrative services and other support services. The services generally commenced on the date of the Separation and will terminate no later than eight months following the Separation.

XPO and RXO also entered into a TMA that governs the parties’ respective rights, responsibilities and obligations for tax matters; including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters. RXO is generally responsible for federal, state and foreign (i) income taxes imposed on a separate return basis on RXO or any of its subsidiaries and (ii) non-income taxes imposed on a separate return basis on RXO or any of its subsidiaries, or with respect to which RXO or any of its subsidiaries is obligated to file the applicable return, in all cases, for taxable periods, or portions thereof, that ended on or prior to the Separation. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on RXO during the two years following the Separation that are intended to prevent the Separation and certain related transactions from failing to qualify as transactions that are generally tax-free.
The EMA allocated assets, liabilities, and responsibilities relating to employee compensation and benefit plans and programs and other employee-related matters in connection with the Separation.
The IPLA between an RXO subsidiary and XPO provides such RXO subsidiary licenses to certain XPO software and other intellectual property rights retained by XPO, and provides XPO licenses to certain software, patents and other intellectual property owned by RXO subsidiaries.
In October 2022, the Company completed an offering of $355 million aggregate principal amount of unsecured notes (the “Notes”) and entered into a five-year unsecured term loan facility of $100 million (the “Term Loan”). Net proceeds from the issuance of the Notes and the incurrence of the Term Loan, together with cash on RXO's balance sheet, were used to fund a net cash distribution of $604 million from RXO to XPO, in the fourth quarter of 2022. See Note 9 — Debt for additional information.
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 9%, 9% and 8% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the years ended December 31, 2022, 2021 and 2020, respectively.
Our revenue disaggregated by service offering is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Truck brokerage	$2,929	$2,749	$1,684
Last mile	1,061	1,016	908
Managed transportation	523	603	582
Freight forwarding	422	434	225
Eliminations	(139)	(113)	(42)
Total	$4,796	$4,689	$3,357

Our revenue disaggregated by industry sector is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Retail/e-commerce	$1,799	$1,771	$1,262
Food and beverage	530	585	394
Industrial/manufacturing	817	778	553
Logistics and transportation	338	331	240
Automotive	390	308	252
Other	922	916	656
Total	$4,796	$4,689	$3,357
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of December 31, 2022, the fixed consideration component of our remaining performance obligation was approximately $158 million, and we expect approximately 94% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a rollforward of the Company’s restructuring liability, which is included in Other current liabilities in the Consolidated Balance Sheets:

		Year Ended December 31, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Other	Reserve Balance as of December 31, 2022
Severance	$—	$10	$(2)	$(6)	$2
Facilities	2	2	(3)	—	1
Contract termination	—	1	(1)	—	—
Total	$2	$13	$(6)	$(6)	$3

		Year Ended December 31, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Other	Reserve Balance as of December 31, 2021
Severance	$—	$2	$—	$(2)	$—
Facilities	5	—	(3)	—	2
Total	$5	$2	$(3)	$(2)	$2
We expect the majority of the cash outlays related to the remaining restructuring liability at December 31, 2022 to be complete within twelve months.

6. Property and Equipment
The following table summarizes our property and equipment:

	December 31,
(In millions)	2022	2021
Property and equipment
Buildings and leasehold improvements	$23	$17
Vehicles, tractors and trailers	23	18
Machinery and equipment	36	38
Computer software and equipment	278	257
Total property and equipment, gross	360	330
Less: accumulated depreciation	(241)	(219)
Total property and equipment, net	$119	$111
Net book value of capitalized internally-developed software included in property and equipment, net	$62	$75
Depreciation of property and equipment and amortization of computer software was $65 million, $58 million and $51 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, our long-lived tangible assets outside of the U.S. were not significant.
7. Leases
Most of our leases are operating leases and consist of real estate leases. In addition, we lease trucks, tractors and trailers.
The following amounts are recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2022	2021
Operating leases:
Operating lease assets	$159	$128

Short-term operating lease liabilities	$48	$42
Long-term operating lease liabilities	114	93
Total operating lease liabilities	$162	$135

Finance leases:
Property and equipment, gross	$7	$—
Accumulated depreciation	(2)	—
Property and equipment, net	$5	$—

Current portion of obligations under finance leases	$2	$—
Long-term portion of obligations under finance leases	4	—
Total finance lease liabilities	$6	$—

Supplemental weighted-average information for leases is as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	4.1	4.0
Finance leases	4.3	N/A
Weighted-average discount rate
Operating leases	4.7%	4.6%
Finance leases	6.1%	N/A
The components of our lease expense are as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Operating lease cost	$51	$46	$45
Short-term lease cost	10	8	9
Variable lease cost	14	12	11
Total operating lease cost	$75	$66	$65
Finance lease cost:
Amortization of leased assets	$1	$—	$—
Total finance lease cost	$1	$—	$—
Total lease cost	$76	$66	$65
Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$49	$41	$44
Financing cash flows for finance leases	1	—	—
Leased assets obtained in exchange for new lease obligations:
Operating leases	57	55	37
Finance leases	7	—	—
Future minimum lease payments as of December 31, 2022 are as follows:

(In millions)	Finance Leases	Operating Leases
2023	$2	$54
2024	2	47
2025	1	31
2026	1	20
2027	—	11
Thereafter	—	16
Total lease payments	6	179
Less: interest	—	(17)
Present value of lease liabilities	$6	$162
As of December 31, 2022, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $8 million. These operating leases will commence in 2023 with initial lease terms of 5 years.

8. Goodwill and Intangible Assets
There were no cumulative goodwill impairments as of December 31, 2022.
Our identifiable intangible assets consist entirely of customer relationships, all of which are definite-lived. We did not recognize any impairment of our identified intangible assets in 2022 or 2021. During 2022 we retired fully amortized intangible assets of $132 million, consisting of $130 million in customer relationships and $2 million in non-compete agreements.
Estimated future amortization expense for amortizable intangible assets for the next five years and thereafter is as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Estimated amortization expense	$13	$12	$11	$11	$11	$21
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $21 million, $24 million and $25 million for the years ended December 31, 2022, 2021, and 2020, respectively.
9. Debt
The following table summarizes the principal balance and carrying value of our debt:

	December 31, 2022
(In millions)	Principal Balance	Carrying Value
Term Loan	$100	$100
7.50% Notes due 2027 (1)	355	346
Finance leases, asset financing and other	9	9
Total debt and obligations under finance leases	464	455
Less: Current maturities of long-term debt	4	4
Total long-term debt and obligations under finance leases	$460	$451
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $9 million as of December 31, 2022.

The fair value of our debt and classification in the fair value hierarchy is as follows:

		December 31,
(In millions)	Level	2022	2021
Term Loan	2	$95	$—
7.50% Notes due 2027	1	358	—
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.
Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter is as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Principal payments on debt	$2	$1	$5	$5	$445	$—

Revolving Credit Agreement
On October 18, 2022, we entered into a five-year, unsecured multi-currency revolving credit facility (the “Revolver”). The Revolver borrowing capacity is up to $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At December 31, 2022, the Company is in compliance with the covenants of the Revolver. There were no amounts outstanding under the Revolver as of December 31, 2022.
Term Loan Credit Agreement
On October 18, 2022, we entered into the $100 million Term Loan. The Term Loan bears interest at a fluctuating rate per annum plus an applicable margin calculated based on RXO’s credit ratings, payable quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027. The effective interest rate on the Term Loan was 5.93% as of December 31, 2022.
The covenants in the Term Loan are customary for financings of this type. In addition, the Term Loan requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At December 31, 2022, the Company was in compliance with the covenants of the credit agreement governing the Term Loan.
Notes
On October 25, 2022, we completed the private placement of $355 million in aggregate principal amount of the Notes. The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.14% as of December 31, 2022.
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At December 31, 2022, the Company was in compliance with the covenants of the Notes.
10. Employee Benefit Plan
The Company sponsors a defined contribution plan that is available to employees whose primary place of employment is the U.S. The Company matches up to 4% of employees’ pre-tax contributions, after completing one year of service. The Company’s costs for the defined contribution plan were $8 million, $7 million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were primarily included in Sales, general and administrative expense in the Consolidated Statements of Operations.

11. Stock-Based Compensation
Prior to the Separation, RXO employees participated in XPO’s equity incentive plan, pursuant to which they were granted restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and non-qualified or incentive stock options. All awards granted under these plans were related to XPO common shares. In connection with the Separation, and in accordance with the EMA and the RXO, Inc. 2022 Omnibus Incentive Plan (the "2022 Incentive Plan" or the "Plan") adopted in 2022, the Company’s employees with outstanding former XPO stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation.
In connection with the Separation, certain holders of outstanding XPO share-based compensation awards received an adjusted award consisting of both shares of XPO common stock and shares of RXO common stock. Non-vested shares outstanding at December 31, 2022, as shown in the table below, exclude 2.8 million shares held by non-RXO employees, consisting of certain XPO employees, former employees of XPO as of the distribution date, and XPO non-employee directors who remained on the XPO Board of Directors on the distribution date, that will be settled in RXO common stock once vested under the EMA. Additionally, one employee of RXO was granted RSUs and PRSUs in XPO stock in connection with the Separation. Non-vested shares outstanding at December 31, 2022, as shown in the table below, exclude these 43 thousand shares, as they will be settled in XPO common stock in accordance with the EMA. The Company recognizes stock-based compensation expense related only to those awards held by RXO employees.
In October 2022, the Company established the 2022 Incentive Plan, which authorizes the issuance of up to 13.9 million shares of common stock as awards. Under the 2022 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards, including stock options, restricted stock, RSUs, PRSUs, stock appreciation rights and cash incentive awards (collectively, “Awards”). As of December 31, 2022, 7.6 million shares of common stock were available for the grant of Awards under the 2022 Incentive Plan.
Prior to the Separation, the stock-based compensation expense recorded by the Company includes the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for XPO corporate employees. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.
Our stock-based compensation expense is recorded in Sales, general and administrative expense on our Consolidated Statements of Operations:

	Years ended December 31,
(In millions)	2022	2021	2020
Restricted stock and restricted stock units	$9	$6	$7
Performance-based restricted stock units	23	2	1
Total stock-based compensation expense	$32	$8	$8
Tax benefit on stock-based compensation	$8	$1	$2
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
We grant RSUs and PRSUs to our key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions) and PRSUs generally vest based on the achievement of our financial targets (performance conditions). PRSUs may also be subject to stock price (market conditions), employment conditions and other non-financial conditions. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards.
The number of RSUs and PRSUs vested includes shares of our common stock that we withheld on behalf of our employees to satisfy the minimum tax withholdings. We estimate the fair value of PRSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model.

A summary of RSU and PRSU award activity for the year ended December 31, 2022 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—	—	$—
Converted from XPO	1,035,371	21.80	1,888,987	20.57
Granted	9,240	17.19	—	—
Vested	(24,742)	25.85	(992,356)	21.39
Forfeited and canceled	(14,698)	20.43	—	—
Outstanding as of December 31, 2022	1,005,171	$21.68	896,631	$19.68
The total aggregate fair value of RSUs and PRSUs that vested during 2022, 2021 and 2020 was $18 million, $5 million and $4 million, respectively. Total aggregate fair value of awards vested prior to the Separation was derived from XPO's stock price at grant. As of December 31, 2022, all outstanding RSUs vest subject to service conditions and all outstanding PRSUs vest subject to service and performance conditions.
As of December 31, 2022, unrecognized compensation cost related to unvested RSUs and PRSUs of $31 million is anticipated to be recognized over a weighted-average period of approximately 2.23 years.
12. Income Taxes
For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.
Income before taxes related to our U.S. and foreign operations is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
U.S.	$88	$169	$45
Foreign	31	22	12
Income before income taxes	$119	$191	$57
The components of the income tax provision (benefit) consist of the following:

	Years Ended December 31,
(In millions)	2022	2021	2020
Current:
U.S. Federal	$33	$30	$15
State	5	6	3
Foreign	9	2	5
Total current income tax provision	47	38	23
Deferred:
U.S. Federal	(17)	4	(6)
State	(3)	(1)	(2)
Foreign	—	—	(1)
Total deferred income tax provision (benefit)	(20)	3	(9)
Total income tax provision	$27	$41	$14

The reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	3.0	2.6	2.7
Foreign rate differential	1.5	0.6	1.3
Foreign operations (1)	(0.8)	0.4	—
Provision to return and deferred tax adjustments	(2.4)	(0.1)	(0.3)
Changes in uncertain tax positions	(0.4)	(2.4)	0.3
Other	0.7	(0.7)	(0.3)
Effective tax rate	22.6%	21.4%	24.7%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, and permanent items related to foreign operations.
Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	Years Ended December 31,
(In millions)	2022	2021
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$3	$3
Accrued expenses	16	10
Other	12	5
Total deferred tax asset	31	18
Valuation allowance	(1)	(1)
Total deferred tax asset, net	30	17
Deferred tax liability
Intangible assets	(26)	(39)
Property and equipment	(16)	(27)
Other	(1)	(1)
Total deferred tax liability	(43)	(67)
Net deferred tax liability	$(13)	$(50)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2022	2021
Other long-term assets	$3	$2
Deferred tax liability	(16)	(52)
Net deferred tax liability	$(13)	$(50)

Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards are as follows:

		December 31,
(In millions)	Expiration Date	2022	2021
Federal net operating losses for all U.S. operations	2034 - 2037	$4	$—
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2023 (1)	1	1
Foreign net operating losses available to offset future taxable income	Various times starting in 2023 (1)	5	5
(1)    Some losses have unlimited carryforward periods.
Valuation Allowance
We established a valuation allowance for some of our deferred tax assets, as it is more likely than not that these assets will not be realized in the foreseeable future. We concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
The balances and activity related to our valuation allowance are as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2022	$1	$—	$—	$1
Year Ended December 31, 2021	2	—	(1)	1
Year Ended December 31, 2020	2	—	—	2
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$1	$4	$4
Reductions due to the statute of limitations	(1)	(3)	—
Ending balance	$—	$1	$4
Interest and penalties	2	2	3
Gross unrecognized tax benefits	$2	$3	$7
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$—	$1	$4
We do not expect a reduction to unrecognized tax benefits over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, we have no tax years under examination by the IRS or in any foreign, state or local jurisdictions. State and local returns after 2015 and non-U.S. returns after 2009 are open under relevant statutes of limitations and are subject to audit.

13. Earnings Per Share
Prior to the Separation, RXO employees participated in XPO’s equity incentive plan, pursuant to which they were granted RSUs, PRSUs and non-qualified or incentive stock options. All awards granted under these plans were related to XPO common shares. In connection with the Separation, outstanding awards held by RXO employees were converted in accordance with the EMA, with RXO employees either receiving converted awards solely in RXO based shares or a combination of RXO and XPO shares. The conversion methodology used was calculated in accordance with the EMA and with the purpose of maintaining the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation.
In connection with the Separation, outstanding XPO share-based compensation awards held by non-RXO employees, consisting of certain XPO employees, former employees of XPO as of the distribution date, and XPO non-employee directors who remained on the XPO Board of Directors on the distribution date, received an adjusted award consisting of both shares of XPO common stock and shares of RXO common stock. As of the Separation date, 3.3 million total shares, including 2.4 million RSUs and 0.9 million PRSUs, were converted in this manner. Approximately 0.5 million of these awards vested or were forfeited in 2022, resulting in 2.8 million shares remaining outstanding at December 31, 2022. The adjusted RSU awards are subject to the same terms and vesting conditions that applied to the original XPO award immediately before the distribution. The adjusted PRSU awards are subject to the same terms and vesting conditions that applied to the original XPO award immediately before the distribution, provided that the XPO Compensation Committee may modify the applicable performance-based vesting conditions prior to the effective time (including by deeming the applicable performance-based vesting conditions to be achieved at a designated performance level). As these awards will ultimately be settled in RXO shares upon vesting, they have been included in our calculation of diluted weighted-average common shares outstanding as of December 31, 2022.
On November 1, 2022, the date of the Separation, 115,162,555 shares of common stock of RXO were distributed to XPO stockholders of record as of the record date. This share amount is utilized for the calculation of basic and diluted earnings per share for all years presented prior to the Separation. For all periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of RXO outstanding prior to the Separation.
For the year ended December 31, 2022, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.
Approximately 1.1 million shares are excluded from the calculation of diluted earnings per share for the year ended December 31, 2022, because their inclusion would have been anti-dilutive.
The computations of basic and diluted earnings per share is as follows:

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021	2020
Net income	$92	$150	$43

Basic weighted-average common shares	115,335	115,163	115,163
Dilutive effect of stock-based awards	456	—	—
Diluted weighted-average common shares	115,791	115,163	115,163

Basic earnings per share	$0.80	$1.30	$0.37
Diluted earnings per share	$0.79	$1.30	$0.37

14. Commitments and Contingencies
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
We carry liability and excess umbrella insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. The liability and excess umbrella insurance policies generally do not cover the misclassification claims described in this note. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our financial condition, results of operations or cash flows could be negatively impacted.
The Company’s last mile subsidiary is involved in several class action and collective action cases involving misclassification claims. The misclassification claims related solely to the Company’s last mile services, which operated as a wholly owned subsidiary of XPO until the spin-off of RXO was completed. As of November 1, 2022, pursuant to the Separation and Distribution Agreement between XPO and RXO, the liabilities of XPO’s last mile subsidiary, including legal liabilities, if any, related to the misclassification claims, were spun-off as part of RXO. Pursuant to the Separation and Distribution Agreement, RXO has agreed to indemnify XPO for certain matters relating to RXO, including indemnifying XPO from and against any liabilities, damages, costs, or expenses incurred by XPO arising out of or resulting from the misclassification claims described above. We believe these suits are without merit and we intend to defend the Company vigorously. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of these matters.
15. Related Party
Prior to the Separation, the Company did not operate as a standalone business and the consolidated financial statements were derived from the consolidated financial statements and accounting records of XPO. Transactions between the Company and XPO, and other non-RXO subsidiaries of XPO, that occurred prior to the Separation have been classified as related-party transactions. Transactions that originated with XPO prior to the Separation were cash settled or forgiven as of November 1, 2022. For amounts that were forgiven, the amounts have been recorded as an adjustment to XPO Investment.

Allocation of General Corporate Expenses
Prior to the Separation, certain shared costs were allocated to the Company from XPO’s corporate overhead. The Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by XPO that were charged directly to the Company. In addition, for purposes of preparing these consolidated financial statements, a portion of XPO’s total corporate expenses have been allocated to the Company. See Note 2 — Basis of Presentation and Significant Accounting Policies for a discussion of the methodology used to allocate such costs for purposes of preparing these consolidated financial statements.
Costs included in our Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Sales, general and administrative expense	$50	$60	$52
Depreciation and amortization expense	9	9	5
Transaction and integration costs	46	2	—
Restructuring costs	7	1	—
Total	$112	$72	$57
Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties are as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Revenue	$109	$181	$122
Costs	$52	$79	$77
Balances with XPO and its non-RXO Subsidiaries
Assets and liabilities on the Consolidated Balance Sheets include the following related-party amounts that were cash settled:

	December 31,
(In millions)	2022	2021
Amounts due from XPO and its affiliates
Trade receivables(1)	$—	$10
Amounts due to XPO and its affiliates
Trade payables(2)	—	6
(1)    Represents trade receivables generated from revenue with XPO prior to the Separation.
(2)    Represents trade payables generated from costs with XPO prior to the Separation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Through November 1, 2022, RXO relied on certain material processes and internal controls over financial reporting performed by XPO.
There has been no significant change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to an exemption established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
We have adopted a Code of Business Ethics (the “Code”), which is applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. The Code is available on our website at www.rxo.com, under the heading “Governance” within the “Investors” tab. In the event that we amend or waive any of the provisions of the Code that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website at the web address specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor ID: 185.
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
The list of consolidated financial statements provided in the Index to consolidated financial statements is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated as of October 31, 2022, by and between XPO Logistics, Inc. and RXO, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

3.1	Amended and Restated Certificate of Incorporation of RXO, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

3.2	Amended and Restated Bylaws of RXO, Inc. (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

4.1
Indenture, dated as of October 25, 2022, between XPO Escrow Sub, LLC and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 25, 2022).

4.2
First Supplemental Indenture, dated as of October 25, 2022, between XPO Escrow Sub, LLC and U.S. Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the SEC on October 25, 2022).

4.3
Second Supplemental Indenture, dated as of October 31, 2022, by and among RXO, Inc., XPO Escrow Sub, LLC, certain subsidiaries as guarantors, and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

4.4*	Description of the registrant’s securities registered under Section 12 of the Exchange Act.

10.1 +
Offer Letter between XPO Logistics, Inc. and Drew Wilkerson, dated May 6, 2022 (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.2 +
Offer Letter between XPO Logistics, Inc. and Jeff Firestone, dated July 19, 2022.(incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.3 +
Offer Letter between XPO Logistics, Inc. and Jamie Harris, dated August 24, 2022.(incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.4
Revolving Credit Agreement, dated as of October 18, 2022, by and among RXO, the guarantors from time to time party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2022).

10.5
Term Loan Credit Agreement, dated as of October 18, 2022, by and among RXO, the guarantors from time to time party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on October 18, 2022).

10.6
Intellectual Property License Agreement dated as of October 24, 2022, between XPO NAT Solutions, LLC and XPO Logistics, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 25, 2022).

Exhibit Number	Description
10.7
Transition Services Agreement, dated as of October 31, 2022, by and between XPO Logistics, Inc. and RXO, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.8
Tax Matters Agreement, dated as of October 31, 2022, by and between XPO Logistics, Inc. and RXO, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.9
Employee Matters Agreement, dated as of October 31, 2022, by and between XPO Logistics, Inc. and RXO, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.10
Registration Rights Agreement, dated as of October 31, 2022, by and between RXO, Inc. and Jacobs Private Equity, LLC (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.11 +
Summary of Non-Employee Directors Compensation Program of RXO, Inc. (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.12 +
Form of Performance-Based Restricted Stock Unit Award Agreement under the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 30, 2022).

10.13 +
RXO, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed with the Securities and Exchange Commission on October 25, 2022 (File No. 333-268006)).

10.14 +	RXO, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.15 +	RXO, Inc. Cash Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.16 +	North America Transport Consolidated Annual Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

Exhibit Number	Description
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2023.

RXO, Inc.

By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of February 2023.

Signature	Title

/s/ Drew M. Wilkerson	Chief Executive Officer & Director (Principal Executive Officer)
Drew M. Wilkerson
/s/ James E. Harris	Chief Financial Officer (Principal Financial Officer)
James E. Harris
/s/ Jason Kerr	Chief Accounting Officer (Principal Accounting Officer)
Jason Kerr
/s/ Brad Jacobs	Non-Executive Chairman of the Board of Directors
Brad Jacobs
/s/ AnnaMaria DeSalva	Director
AnnaMaria DeSalva
/s/ Adrian Kingshott	Director
Adrian Kingshott
/s/ Mary Kissel	Director
Mary Kissel
/s/ Christine Breves	Director
Christine Breves
/s/ Michelle Nettles	Director
Michelle Nettles
/s/ Stephen Renna	Director
Stephen Renna
/s/ Thomas A. Szlosek	Director
Thomas A. Szlosek