Form 10-Q
period 2023-03-31
RXO, Inc.
filed 2023-05-03
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 116,922,893 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$121	$98
Accounts receivable, net of allowances of $12 and $13, respectively	862	900
Other current assets	46	31
Total current assets	1,029	1,029
Long-term assets
Property and equipment, net of $255 and $241 in accumulated depreciation, respectively	117	119
Operating lease assets	152	159
Goodwill	630	630
Identifiable intangible assets, net of $110 and $106 in accumulated amortization, respectively	76	79
Other long-term assets	14	15
Total long-term assets	989	1,002
Total assets	$2,018	$2,031
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$496	$501
Accrued expenses	265	256
Current maturities of long-term debt	4	4
Short-term operating lease liabilities	46	48
Other current liabilities	9	14
Total current liabilities	820	823
Long-term liabilities
Long-term debt and obligations under finance leases	451	451
Deferred tax liability	16	16
Long-term operating lease liabilities	109	114
Other long-term liabilities	37	40
Total long-term liabilities	613	621
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 116,853 and 116,400 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	586	588
Retained earnings	2	2
Accumulated other comprehensive loss	(4)	(4)
Total equity	585	587
Total liabilities and equity	$2,018	$2,031
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
Revenue	$1,010	$1,312
Cost of transportation and services (exclusive of depreciation and amortization)	759	1,021
Direct operating expense (exclusive of depreciation and amortization)	61	55
Sales, general and administrative expense	153	161
Depreciation and amortization expense	18	21
Transaction and integration costs	6	3
Restructuring costs	8	—
Operating income	$5	$51
Interest expense, net	8	—
Income (loss) before income taxes	$(3)	$51
Income tax provision (benefit)	(3)	12
Net income	$—	$39

Earnings per share data
Basic earnings per share	$—	$0.34
Diluted earnings per share	$—	$0.34

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116,600	115,163
Diluted weighted-average common shares outstanding	119,369	115,163
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$—	$39

Other comprehensive income, net of tax
Foreign currency translation gain, net of tax effect of $— and $—	$—	$2
Other comprehensive income	—	2
Comprehensive income	$—	$41
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating activities
Net income	$—	$39
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization expense	18	21
Stock compensation expense	5	2
Other	1	3
Changes in assets and liabilities
Accounts receivable	40	(210)
Other assets	(14)	1
Accounts payable	(9)	216
Accrued expenses and other liabilities	1	31
Net cash provided by operating activities	42	103
Investing activities
Payment for purchases of property and equipment	(12)	(12)
Net cash used in investing activities	(12)	(12)
Financing activities
Payment for tax withholdings related to vesting of stock compensation awards	(7)	—
Net transfers to XPO	—	(74)
Other	(1)	—
Net cash used in financing activities	(8)	(74)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Net increase in cash, cash equivalents and restricted cash	23	17
Cash, cash equivalents, and restricted cash, beginning of period	98	29
Cash, cash equivalents, and restricted cash, end of period	$121	$46
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$10	$23
Cash paid for income taxes, net	6	1
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Stock compensation expense	—	—	5	—	—	5
Vesting of stock compensation awards	453	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(7)	—	—	(7)
Balance as of March 31, 2023	116,853	$1	$586	$2	$(4)	$585

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of December 31, 2021	—	$—	$—	$—	$(2)	$1,072	$1,070
Net income	—	—	—	—	—	39	39
Other comprehensive income	—	—	—	—	2	—	2
Stock compensation expense	—	—	—	—	—	2	2
Net transfers to XPO	—	—	—	—	—	(70)	(70)
Balance as of March 31, 2022	—	$—	$—	$—	$—	$1,043	$1,043

See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
RXO, Inc. (“RXO”, the “Company” or “we”) is a brokered transportation platform defined by cutting-edge technology and an asset-light business model. The largest component is our core truck brokerage business. Our operations also include three asset-light, brokered transportation services, all of which complement our truck brokerage business: managed transportation, last mile and freight forwarding. We present our operations in the condensed consolidated financial statements as one reportable segment.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2022 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
On November 1, 2022, the Company completed the separation (the “Separation”) from XPO, Inc. (formerly known as XPO Logistics, Inc.) (“XPO”). The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO.
On November 1, 2022, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO (the “historical financial statements”). The combined financial statements for all periods presented prior to the Separation are now also referred to as “condensed consolidated financial statements,” and have been prepared in accordance with GAAP.

In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis. Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the condensed consolidated financial statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone entity during the prior periods presented. The majority of these allocated costs are recorded within Sales, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Condensed Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Condensed Consolidated Statements of Operations.
For the periods ended before the Separation, XPO investment represents XPO’s historical investment in RXO and includes the net effects of transactions with and allocations from XPO as well as RXO’s accumulated earnings. Certain transactions between RXO and XPO, including XPO’s non-RXO subsidiaries, have been included in these condensed consolidated financial statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Statements of Changes in Equity as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from XPO’s corporate functions, income tax expense, certain cash receipts and payments made on behalf of RXO and general financing activities.
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
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of March 31, 2023.
Adoption of New Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU increases the transparency surrounding supplier finance programs by requiring the buyer to disclose information on an annual basis about the key terms of the program, the outstanding obligation amounts as of the end of the period, a roll-forward of such amounts, and the balance sheet presentation of the related amounts. Additionally, the obligation amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for fiscal years beginning after December 15, 2022 except for the requirement to disclose the roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this standard on January 1, 2023, on a prospective basis. The adoption did not have an impact on our financial statement disclosures.

Accounting Pronouncements Issued but Not Yet Effective
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements”. The amendments in this update improve current GAAP by clarifying the accounting treatment for leasehold improvements associated with common control leases in order to create uniformity in practice. The ASU seeks to provide guidance to more accurately match the amortization expense of leasehold improvements under common control arrangements with the useful life of the improvements to the consolidated entity as a whole. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% and 9% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the three months ended March 31, 2023 and 2022, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Truck brokerage	$600	$824
Last mile	240	246
Managed transportation	117	139
Freight forwarding	80	139
Eliminations	(27)	(36)
Total	$1,010	$1,312
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Retail/e-commerce	$386	$481
Food and beverage	105	150
Industrial/manufacturing	181	229
Logistics and transportation	52	87
Automotive	102	89
Other	184	276
Total	$1,010	$1,312
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of March 31, 2023, the fixed consideration component of our remaining performance obligation was approximately $153 million, and we expect approximately 97% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a roll-forward of the Company’s restructuring liability, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets:

		Three Months Ended March 31, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Reserve Balance as of March 31, 2023
Severance	$2	$8	$(3)	$7
Facilities	1	—	—	1
Total	$3	$8	$(3)	$8

We expect the majority of the cash outlays related to the remaining restructuring liability at March 31, 2023 to be complete within twelve months.
5. Debt
The following table summarizes the principal balance and carrying value of our debt:

	March 31, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term Loan	$100	$100	$100	$100
7.50% Notes due 2027 (1)	355	346	355	346
Finance leases, asset financing and other	9	9	9	9
Total debt and obligations under finance leases	464	455	464	455
Less: Current maturities of long-term debt	4	4	4	4
Total long-term debt and obligations under finance leases	$460	$451	$460	$451
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $9 million and $9 million as of March 31, 2023 and December 31, 2022, respectively.
Revolving Credit Agreement
On October 18, 2022, we entered into a five-year, unsecured multi-currency revolving credit facility (the “Revolver”). The Revolver borrowing capacity is up to $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At March 31, 2023, the Company was in compliance with the covenants of the Revolver. There were no amounts outstanding under the Revolver as of March 31, 2023 or December 31, 2022.

Term Loan Credit Agreement
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). The Term Loan bears interest at a fluctuating rate plus an applicable margin calculated based on the Company’s credit ratings, payable at least quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027. The effective interest rate on the Term Loan was 5.93% as of March 31, 2023.
The covenants in the Term Loan are customary for financings of this type. In addition, the Term Loan requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At March 31, 2023, the Company was in compliance with the covenants of the credit agreement governing the Term Loan.
Notes
On October 25, 2022, we completed an offering of $355 million in unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.14% as of March 31, 2023.
The Notes are guaranteed by each of our direct and indirect wholly owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At March 31, 2023, the Company was in compliance with the covenants of the Notes.
6. Fair Value Measurements
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2023 and December 31, 2022, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	March 31, 2023	December 31, 2022
Term Loan	2	$95	$95
7.50% Notes due 2027	1	367	358
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.

7. Earnings per Share
On November 1, 2022, the date of the Separation, 115,162,555 shares of common stock of the Company were distributed to XPO stockholders of record as of the record date and began regular-way trading. This share amount is utilized for the calculation of basic and diluted earnings per share for the three months ended March 31, 2022.
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share data)	2023	2022
Net income	$—	$39

Basic weighted-average common shares	116,600	115,163
Dilutive effect of stock-based awards	2,769	—
Diluted weighted-average common shares	119,369	115,163

Basic earnings per share	$—	$0.34
Diluted earnings per share	$—	$0.34
For the three months ended March 31, 2023, approximately 0.9 million shares are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
8. Commitments and Contingencies
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
Our last mile subsidiary is involved in several class action and collective action cases involving misclassification claims. The misclassification claims related solely to our last mile business, which operated as a wholly owned subsidiary of XPO until the spin-off of RXO was completed. As of November 1, 2022, pursuant to the Separation and Distribution Agreement between XPO and RXO, the liabilities of XPO’s last mile subsidiary, including legal liabilities, if any, related to the misclassification claims, were spun-off as part of RXO. Pursuant to the Separation and Distribution Agreement, RXO has agreed to indemnify XPO for certain matters relating to RXO, including indemnifying XPO from and against any liabilities, damages, costs, or expenses incurred by XPO arising out of or resulting from the misclassification claims. We believe these suits are without merit and we intend to defend the Company vigorously. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of these matters.
9. Related Party
Prior to the Separation, the Company did not operate as a standalone business and the condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of XPO. Transactions between the Company and XPO, and other non-RXO subsidiaries of XPO, that occurred prior to the Separation have been classified as related-party transactions. Transactions that originated with XPO prior to the Separation were cash settled or forgiven as of November 1, 2022. For amounts that were forgiven, the amounts have been recorded as an adjustment to XPO Investment.
Allocation of General Corporate Expenses
Post-Separation, general shared costs from XPO were no longer allocated to the company, therefore no related amounts were reflected on the Company’s financial statements for the three months ended March 31, 2023.
Prior to the Separation, certain shared costs were allocated to the Company from XPO’s corporate overhead. The Condensed Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by XPO that were charged directly to the Company. In addition, for purposes of preparing these condensed consolidated financial statements, a portion of XPO’s total corporate expenses have been allocated to the Company. See Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of the methodology used to allocate such costs for purposes of preparing these condensed consolidated financial statements.
Costs included in our Condensed Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

Three Months Ended March 31,
(In millions)	2022
Sales, general and administrative expense	$18
Depreciation and amortization expense	2
Transaction and integration costs	3
Total	$23

Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties are as follows:

Three Months Ended March 31,
(In millions)	2022
Revenue	$49
Costs	17
10. Subsequent Events
On May 2, 2023, the RXO Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate purchase price of up to $125 million (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. We are not obligated to repurchase any specific number of shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2022 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Business Overview
RXO, Inc. (“RXO”, the “Company” or “we”) is a brokered transportation platform defined by cutting-edge technology and an asset-light business model. The largest component is our core truck brokerage business. Our operations also include three asset-light, brokered transportation services, all of which complement our truck brokerage business: managed transportation, last mile and freight forwarding.
Our truck brokerage business has a variable cost structure with robust free cash flow conversion and a long track record of generating a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable industry tailwinds. As of March 31, 2023, we had approximately 119,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
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

Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage, last mile and freight forwarding. Our managed transportation offering includes bespoke load planning and procurement, complex solutions tailored to specific challenges, performance monitoring, engineering and data analytics, among other services. Our control tower solution leverages the expertise of a dedicated team focused on continuous improvement, and digital, door-to-door visibility into order status and freight in transit. In addition, we offer technology-enabled managed expedite services that automate transportation procurement for time-critical freight moved by road and air charter carriers.
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
Our freight forwarding service is a scalable, asset-light offering managed with advanced technology that facilitates ocean, road and air transportation and assists with customs brokerage. We are a U.S.-based freight forwarder with a global network of company-owned and partner-owned locations and coverage of key trade lanes that reach approximately 150 countries and territories.
Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 pandemic may continue to impact overall economic activity, customer sectors served by our industry, supply chains and labor markets. We cannot predict how long these dynamics will last, or whether any future resurgences will adversely affect our results of operations.
Additionally, economic inflation can have a negative impact on our operating costs, and any economic recession could depress activity levels and adversely affect our results of operations. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to continue to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. Generally, inflationary increases in labor and operating costs related to our operations have historically been offset through price increases. However, the pricing environment generally becomes more competitive during economic downturns, which may, as it has in the past, affect our ability to obtain price increases from customers both during and following such periods.
Basis of Presentation
On November 1, 2022, the Company completed the separation from XPO, Inc. (formerly known as “XPO Logistics, Inc.”) (“XPO”) (the “Separation”). Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On November 1, 2022, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined financial statements for all periods presented prior to the Separation are now also referred to as “condensed consolidated financial statements” and have been prepared in accordance with GAAP. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements as related to the Separation.
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

Sales, general and administrative expense (“SG&A”), including the allocated costs of XPO prior to the Separation, primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, third-party professional fees, facility costs, bad debt expense and legal costs.
RXO has a single reportable segment.
Results of Operations

	Three Months Ended March 31,		Percent of Revenue
(In millions)	2023	2022	2023	2022
Revenue	$1,010	$1,312	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	759	1,021	75.1%	77.8%
Direct operating expense (exclusive of depreciation and amortization)	61	55	6.0%	4.2%
Sales, general and administrative expense	153	161	15.1%	12.3%
Depreciation and amortization expense	18	21	1.8%	1.6%
Transaction and integration costs	6	3	0.6%	0.2%
Restructuring costs	8	—	0.8%	—%
Operating income	$5	$51	0.5%	3.9%
Interest expense, net	8	—	0.8%	—%
Income (loss) before income taxes	$(3)	$51	(0.3)%	3.9%
Income tax provision (benefit)	(3)	12	(0.3)%	0.9%
Net income	$—	$39	—%	3.0%
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenue decreased 23.0% to $1.0 billion in the first quarter of 2023, compared with $1.3 billion for the same quarter in 2022. The year-over-year decrease in revenue in the first quarter of 2023 was driven primarily by (i) a $224 million decrease in revenue generated from our truck brokerage business, driven primarily by a 32% reduction in revenue per load, partially offset by a 6% increase in volume and (ii) a $59 million decrease in revenue generated from our freight forwarding business, driven primarily by a decrease in ocean rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) for the first quarter of 2023 was $759 million, or 75.1% of revenue, compared with $1.0 billion or 77.8% of revenue, for the same quarter in 2022. Third party transportation costs as a percentage of revenue decreased year-over-year by 3.0 percentage points for the first quarter of 2023, driven primarily by (i) lower transportation costs in last mile and (ii) an improvement in mix in our freight forwarding business.
Direct operating expense (exclusive of depreciation and amortization) for the first quarter of 2023 was $61 million, or 6.0% of revenue, compared with $55 million, or 4.2% of revenue, for the same quarter in 2022. The year-over-year increase as a percentage of revenue in the first quarter of 2023 was primarily a result of higher labor-related costs, which increased as a percentage of revenue by 0.8 percentage points due to lower revenue.
SG&A for the first quarter of 2023 was $153 million or 15.1% of revenue, compared with $161 million, or 12.3% of revenue, for the same quarter in 2022. The year-over-year increase in SG&A as a percentage of revenue primarily resulted from higher compensation-related costs of 2.7 percentage points for the first quarter of 2023 as compared to the first quarter of 2022, reflecting deleverage on lower revenue and incremental corporate costs of operating RXO as a standalone public company.

Depreciation and amortization expense for the first quarter of 2023 was $18 million, compared with $21 million for the same quarter in 2022. The year-over-year change was driven by a decrease in intangible asset amortization expense as a result of a customer relationship intangible asset being fully amortized in December 2022.
Transaction and integration costs for the first quarter of 2023 and 2022 were $6 million and $3 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs for the first quarter 2023 were $8 million and are primarily comprised of severance costs.
Our effective income tax rates were 106.0% and 24.3% for the first quarter of 2023 and 2022, respectively. The effective tax rates for the first quarter of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the first quarter of 2023 differs from the U.S. corporate income tax rate of 21% primarily due to a tax benefit of $2 million that was the result of changes in reserves for uncertain tax positions. The impact of this driver was magnified due to our low pre-tax loss in the first quarter of 2023. Our effective tax rate for the first quarter of 2022 differs from the U.S. corporate income tax rate of 21% due to state income taxes within the U.S.
Liquidity and Capital Resources
Overview
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
Capital Expenditures
Our 2023 capital expenditures include capital associated with strategic investments in technology, equipment and real estate. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts and availability of labor and materials. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
There have been no material changes to our outstanding debt and financing arrangements in the first three months of 2023 and we were in compliance with all covenants and other provisions of these arrangements as of March 31, 2023. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 5—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of March 31, 2023.

Financial Condition
The following table summarizes our asset and liability balances as of March 31, 2023 and December 31, 2022:

	As of March 31,	As of December 31,
(In millions)	2023	2022	$ Change	% Change
Total current assets	$1,029	$1,029	$—	—%
Total long-term assets	989	1,002	(13)	(1.3)%
Total current liabilities	820	823	(3)	(0.4)%
Total long-term liabilities	613	621	(8)	(1.3)%
Total assets decreased by $13 million from December 31, 2022 to March 31, 2023, driven primarily by (i) a $7 million decrease in operating lease assets, resulting from amortization of existing lease assets and (ii) a $3 million decrease in identifiable intangible assets, net, resulting from amortization of existing identifiable intangible assets. Total liabilities decreased by $11 million from December 31, 2022 to March 31, 2023, driven primarily by a $7 million decrease in total operating lease liabilities as a result of amortization of existing lease obligations.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$42	$103	$(61)	(59.2)%
Net cash used in investing activities	(12)	(12)	—	—%
Net cash used in financing activities	(8)	(74)	66	(89.2)%
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—	1	100.0%
Net increase in cash, cash equivalents and restricted cash	$23	$17	$6	35.3%
During the first three months of 2023, we generated cash from operating activities of $42 million, which was used to fund (i) the purchase of $12 million of property and equipment and (ii) $7 million in tax withholdings related to vesting of stock compensation awards.
During the first three months of 2022, we generated cash from operating activities of $103 million, which was used to fund (i) $74 million of net transfers to XPO and (ii) the purchase of $12 million of property and equipment.
Net cash provided by operating activities for the first three months of 2023 decreased by $61 million, compared with the first three months of 2022. The decrease in cash provided by operating activities reflects the impact of a $39 million decrease in net income between periods and changes in working capital. The change in working capital was primarily driven by a $30 million decrease in cash generated by accrued expenses and other liabilities resulting from a reduction in accrued transportation charges between periods.
Investing activities used $12 million of cash in each of the first three months of 2023 and 2022, to purchase property and equipment.
Financing activities used $8 million of cash for the first three months of 2023 compared with using $74 million of cash for the same period in 2022. The primary use of cash from financing activities in the first three months of 2023 was for payments of tax withholdings related to vesting of stock compensation awards. The primary use of cash from financing activities in the first three months of 2022 was for net transfers to XPO.

Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended March 31, 2023, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes with respect to these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.17 *+	Form of Restricted Stock Unit Award Agreement under the RXO, Inc. 2022 Omnibus Incentive Compensation Plan.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

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

Date: May 3, 2023		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)