Form 10-Q
period 2023-06-30
RXO, Inc.
filed 2023-08-02
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 116,982,388 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$124	$98
Accounts receivable, net of allowances of $10 and $13, respectively	743	900
Other current assets	49	31
Total current assets	916	1,029
Long-term assets
Property and equipment, net of $270 and $241 in accumulated depreciation, respectively	116	119
Operating lease assets	164	159
Goodwill	630	630
Identifiable intangible assets, net of $113 and $106 in accumulated amortization, respectively	73	79
Other long-term assets	13	15
Total long-term assets	996	1,002
Total assets	$1,912	$2,031
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$432	$501
Accrued expenses	210	256
Current maturities of long-term debt	4	4
Short-term operating lease liabilities	48	48
Other current liabilities	5	14
Total current liabilities	699	823
Long-term liabilities
Long-term debt and obligations under finance leases	451	451
Deferred tax liability	17	16
Long-term operating lease liabilities	118	114
Other long-term liabilities	38	40
Total long-term liabilities	624	621
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 116,954 and 116,400 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	587	588
Retained earnings	5	2
Accumulated other comprehensive loss	(4)	(4)
Total equity	589	587
Total liabilities and equity	$1,912	$2,031
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$963	$1,226	$1,973	$2,538
Cost of transportation and services (exclusive of depreciation and amortization)	723	904	1,482	1,925
Direct operating expense (exclusive of depreciation and amortization)	59	56	120	111
Sales, general and administrative expense	144	166	297	327
Depreciation and amortization expense	18	21	36	42
Transaction and integration costs	4	18	10	21
Restructuring costs	1	3	9	3
Operating income	$14	$58	$19	$109
Other income	—	(1)	—	(1)
Interest expense, net	8	—	16	—
Income before income taxes	$6	$59	$3	$110
Income tax provision	3	15	—	27
Net income	$3	$44	$3	$83

Earnings per share data
Basic earnings per share	$0.03	$0.38	$0.03	$0.72
Diluted earnings per share	$0.03	$0.38	$0.03	$0.72

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116,894	115,163	116,748	115,163
Diluted weighted-average common shares outstanding	119,457	115,163	119,414	115,163
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$3	$44	$3	$83

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax effect of $—, $—, $— and $—	$—	$(2)	$—	$—
Other comprehensive loss	—	(2)	—	—
Comprehensive income	$3	$42	$3	$83
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Operating activities
Net income	$3	$83
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization expense	36	42
Stock compensation expense	11	6
Deferred tax expense (benefit)	2	(1)
Other	1	5
Changes in assets and liabilities
Accounts receivable	162	(102)
Other assets	(17)	11
Accounts payable	(73)	95
Accrued expenses and other liabilities	(59)	38
Net cash provided by operating activities	66	177
Investing activities
Payment for purchases of property and equipment	(28)	(24)
Net cash used in investing activities	(28)	(24)
Financing activities
Payment for tax withholdings related to vesting of stock compensation awards	(9)	—
Repurchase of common stock	(2)	—
Net transfers from XPO	—	30
Repayment of debt and finance leases	(1)	—
Other	(1)	—
Net cash (used in) provided by financing activities	(13)	30
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Net increase in cash, cash equivalents and restricted cash	26	183
Cash, cash equivalents, and restricted cash, beginning of period	98	29
Cash, cash equivalents, and restricted cash, end of period	$124	$212
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$36	$40
Cash paid for income taxes, net	21	3
Cash paid for interest, net	17	—
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2023	116,853	$1	$586	$2	$(4)	$585
Net income	—	—	—	3	—	3
Stock compensation expense	—	—	6	—	—	6
Vesting of stock compensation awards	201	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of June 30, 2023	116,954	$1	$587	$5	$(4)	$589

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	3	—	3
Stock compensation expense	—	—	11	—	—	11
Vesting of stock compensation awards	654	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(10)	—	—	(10)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of June 30, 2023	116,954	$1	$587	$5	$(4)	$589

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of March 31, 2022	—	$—	$—	$—	$—	$1,043	$1,043
Net income	—	—	—	—	—	44	44
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	—	4	4
Net transfers from XPO	—	—	—	—	—	110	110
Balance as of June 30, 2022	—	$—	$—	$—	$(2)	$1,201	$1,199

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of December 31, 2021	—	$—	$—	$—	$(2)	$1,072	$1,070
Net income	—	—	—	—	—	83	83
Stock compensation expense	—	—	—	—	—	6	6
Net transfers from XPO	—	—	—	—	—	40	40
Balance as of June 30, 2022	—	$—	$—	$—	$(2)	$1,201	$1,199

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2022 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of June 30, 2023.
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
3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% and 10% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the three months ended June 30, 2023 and 2022, respectively. Approximately 7% and 9% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the six months ended June 30, 2023 and 2022, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Truck brokerage	$557	$755	$1,157	$1,579
Last mile	261	274	501	520
Managed transportation	112	133	229	272
Freight forwarding	64	100	144	239
Eliminations	(31)	(36)	(58)	(72)
Total	$963	$1,226	$1,973	$2,538
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Retail/e-commerce	$373	$451	$759	$932
Industrial/manufacturing	193	213	374	442
Food and beverage	107	155	212	305
Automotive	105	100	207	189
Logistics and transportation	42	67	94	154
Other	143	240	327	516
Total	$963	$1,226	$1,973	$2,538
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of June 30, 2023, the fixed consideration component of our remaining performance obligation was approximately $136 million, and we expect approximately 99% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

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
The following is a roll-forward of the Company’s restructuring liability, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets:

		Six Months Ended June 30, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Reserve Balance as of June 30, 2023
Severance	$2	$9	$(6)	$5
Facilities	1	—	(1)	—
Total	$3	$9	$(7)	$5

We expect the majority of the cash outlays related to the remaining restructuring liability at June 30, 2023 to be complete within twelve months.
5. Debt
The following table summarizes the principal balance and carrying value of our debt:

	June 30, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term Loan	$100	$100	$100	$100
7.50% Notes due 2027 (1)	355	347	355	346
Finance leases, asset financing and other	8	8	9	9
Total debt and obligations under finance leases	463	455	464	455
Less: Current maturities of long-term debt	4	4	4	4
Total long-term debt and obligations under finance leases	$459	$451	$460	$451
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $8 million and $9 million as of June 30, 2023 and December 31, 2022, respectively.
Revolving Credit Agreement
On October 18, 2022, we entered into a five-year, unsecured multi-currency revolving credit facility (the “Revolver”). The Revolver borrowing capacity is up to $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At June 30, 2023, the Company was in compliance with the covenants of the Revolver. There were no amounts outstanding under the Revolver as of June 30, 2023 or December 31, 2022.

Term Loan Credit Agreement
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). The Term Loan bears interest at a fluctuating rate plus an applicable margin calculated based on the Company’s credit ratings, payable at least quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027. The effective interest rate on the Term Loan was 6.58% as of June 30, 2023.
The covenants in the Term Loan are customary for financings of this type. In addition, the Term Loan requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At June 30, 2023, the Company was in compliance with the covenants of the credit agreement governing the Term Loan.
Notes
On October 25, 2022, we completed an offering of $355 million in unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.14% as of June 30, 2023.
The Notes are guaranteed by each of our direct and indirect wholly owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At June 30, 2023, the Company was in compliance with the covenants of the Notes.
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2023 and December 31, 2022, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	June 30, 2023	December 31, 2022
Term Loan	2	$95	$95
7.50% Notes due 2027	1	367	358
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.

7. Stockholders’ Equity
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). In the second quarter of 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share. The share purchases were funded by available cash. As of June 30, 2023, $123 million remained available to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares.
8. Earnings per Share
On November 1, 2022, the date of the Separation, 115,162,555 shares of common stock of the Company were distributed to XPO stockholders of record as of the record date and began regular-way trading. This share amount is utilized for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022.
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share data)	2023	2022	2023	2022
Net income	$3	$44	$3	$83

Basic weighted-average common shares	116,894	115,163	116,748	115,163
Dilutive effect of stock-based awards	2,563	—	2,666	—
Diluted weighted-average common shares	119,457	115,163	119,414	115,163

Basic earnings per share	$0.03	$0.38	$0.03	$0.72
Diluted earnings per share	$0.03	$0.38	$0.03	$0.72
For the three and six months ended June 30, 2023, approximately 0.3 million and 0.6 million shares are excluded from the calculation of diluted earnings per share, respectively, because their inclusion would have been anti-dilutive.
9. Commitments and Contingencies
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
10. Related Party
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
Allocation of General Corporate Expenses
Post-Separation, general shared costs from XPO were no longer allocated to the Company; therefore no related amounts were reflected on the Company’s financial statements for the three and six months ended June 30, 2023.
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
Costs included in our Condensed Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2022	2022
Sales, general and administrative expense	$18	$36
Depreciation and amortization expense	3	5
Transaction and integration costs	18	21
Total	$39	$62

Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2022	2022
Revenue	$26	$75
Costs	15	32

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
Notable factors driving growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of June 30, 2023, we had approximately 121,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
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
Direct operating expenses (exclusive of depreciation and amortization) are both fixed and variable expenses and consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, and gains and losses on sales of property and equipment.

Sales, general and administrative expense (“SG&A”), including the allocated costs of XPO prior to the Separation, primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, third-party professional fees, facility costs, bad debt expense and legal costs.
RXO has a single reportable segment.
Results of Operations

	Three Months Ended June 30,		Percentage of Revenue
(In millions)	2023	2022	2023	2022
Revenue	$963	$1,226	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	723	904	75.1%	73.7%
Direct operating expense (exclusive of depreciation and amortization)	59	56	6.1%	4.6%
Sales, general and administrative expense	144	166	15.0%	13.5%
Depreciation and amortization expense	18	21	1.9%	1.7%
Transaction and integration costs	4	18	0.4%	1.5%
Restructuring costs	1	3	0.1%	0.2%
Operating income	$14	$58	1.5%	4.7%
Other income	—	(1)	—%	(0.1)%
Interest expense, net	8	—	0.8%	—%
Income before income taxes	$6	$59	0.6%	4.8%
Income tax provision	3	15	0.3%	1.2%
Net income	$3	$44	0.3%	3.6%
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenue decreased 21.5% to $963 million in the second quarter of 2023, compared with $1,226 million for the same quarter in 2022. The year-over-year decrease in revenue in the second quarter of 2023 was driven primarily by (i) a $198 million decrease in revenue generated from our truck brokerage business, as a result of a 33% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul, and freight mix, partially offset by a 10% increase in load volume and (ii) a $36 million decrease in revenue generated from our freight forwarding business, driven primarily by a decrease in ocean rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) for the second quarter of 2023 was $723 million, or 75.1% of revenue, compared with $904 million or 73.7% of revenue, for the same quarter in 2022. The year-over-year increase in the second quarter of 2023 was driven primarily by a 5.4 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as a result of tightened capacity in the second quarter of 2023. This was partially offset by (i) lower transportation costs as a percentage of revenue in last mile and (ii) an improvement in mix in our freight forwarding business.
Direct operating expense (exclusive of depreciation and amortization) for the second quarter of 2023 was $59 million, or 6.1% of revenue, compared with $56 million, or 4.6% of revenue, for the same quarter in 2022. The year-over-year increase as a percentage of revenue in the second quarter of 2023 was primarily a result of deleverage on lower revenue.
SG&A for the second quarter of 2023 was $144 million or 15.0% of revenue, compared with $166 million, or 13.5% of revenue, for the same quarter in 2022. The year-over-year increase in SG&A as a percentage of revenue was primarily a result of higher compensation-related costs of 1.8 percentage points for the second quarter of 2023 compared with the same quarter of 2022, reflecting deleverage on lower revenue and incremental corporate costs of operating RXO as a standalone public company.

Depreciation and amortization expense for the second quarter of 2023 was $18 million, compared with $21 million for the same quarter in 2022. The year-over-year reduction was driven primarily by a decrease in intangible asset amortization expense as a result of a customer relationship intangible asset being fully amortized in December 2022.
Transaction and integration costs for the second quarter of 2023 and 2022 were $4 million and $18 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs for the second quarter of 2023 were $1 million and primarily comprised severance costs. Restructuring costs for the second quarter of 2022 were $3 million and comprised severance, facilities and contract termination costs.
Our effective income tax rates were 44.0% and 24.3% for the second quarter of 2023 and 2022, respectively. The effective tax rates for the second quarter of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the second quarter of 2023 differs from the U.S. corporate income tax rate of 21% due primarily to state income taxes within the U.S and non-deductible expenses. The impact of these drivers was magnified due to our low pre-tax income in the second quarter of 2023. Our effective tax rate for the second quarter of 2022 differs from the U.S. corporate income tax rate of 21% due primarily to state income taxes within the U.S.

	Six Months Ended June 30,		Percentage of Revenue
(In millions)	2023	2022	2023	2022
Revenue	$1,973	$2,538	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,482	1,925	75.1%	75.8%
Direct operating expense (exclusive of depreciation and amortization)	120	111	6.1%	4.4%
Sales, general and administrative expense	297	327	15.1%	12.9%
Depreciation and amortization expense	36	42	1.8%	1.7%
Transaction and integration costs	10	21	0.5%	0.8%
Restructuring costs	9	3	0.5%	0.1%
Operating income	$19	$109	1.0%	4.3%
Other income	—	(1)	—%	—%
Interest expense, net	16	—	0.8%	—%
Income before income taxes	$3	$110	0.2%	4.3%
Income tax provision	—	27	—%	1.1%
Net income	$3	$83	0.2%	3.3%
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenue decreased 22.3% to $2.0 billion in the first six months of 2023, compared with $2.5 billion for the same period in 2022. The year-over-year decrease in revenue in the first six months of 2023 was driven primarily by (i) a $422 million decrease in revenue generated from our truck brokerage business, as a result of a 33% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul, and freight mix, partially offset by an 8% increase in load volume and (ii) a $95 million decrease in revenue generated from our freight forwarding business, driven primarily by a decrease in ocean rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) for the first six months of 2023 was $1.5 billion, or 75.1% of revenue, compared with $1.9 billion or 75.8% of revenue, for the same period in 2022. The year-over year decrease in the first six months of 2023 was driven primarily by (i) lower transportation costs as a percentage of revenue in last mile and a (ii) an improvement in mix in our freight forwarding business. This was partially offset by a 2.5 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as a result of tightened capacity in the second quarter of 2023.

Direct operating expense (exclusive of depreciation and amortization) for the first six months of 2023 was $120 million, or 6.1% of revenue, compared with $111 million, or 4.4% of revenue, for the same period in 2022. The year-over-year increase as a percentage of revenue in the first six months of 2023 was primarily a result of deleverage on lower revenue.
SG&A for the first six months of 2023 was $297 million or 15.1% of revenue, compared with $327 million, or 12.9% of revenue, for the same period in 2022. The year-over-year increase in SG&A as a percentage of revenue primarily resulted from higher compensation-related costs of 2.2 percentage points for the first six months of 2023 as compared to the first six months of 2022, reflecting deleverage on lower revenue and incremental corporate costs of operating RXO as a standalone public company.
Depreciation and amortization expense for the first six months of 2023 was $36 million, compared with $42 million for the same period in 2022. The year-over-year reduction was driven by a decrease in intangible asset amortization expense as a result of a customer relationship intangible asset being fully amortized in December 2022.
Transaction and integration costs for the first six months of 2023 and 2022 were $10 million and $21 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs for the first six months of 2023 were $9 million and primarily comprised severance costs. Restructuring costs for the first six months of 2022 were $3 million and comprised severance, facilities and contract termination costs.
Our effective income tax rates were (11.0)% and 24.3% for the first six months of 2023 and 2022, respectively. The effective tax rates for the first six months of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the first six months of 2023 differs from the U.S. corporate income tax rate of 21% due primarily to a discrete tax benefit of $2 million from changes in reserves for uncertain tax positions, partially offset by state income taxes within the U.S. and non-deductible expenses. The impact of these drivers was magnified due to our low pre-tax income in the first six months of 2023. Our effective tax rate for the first six months of 2022 differs from the U.S. corporate income tax rate of 21% due primarily to state income taxes within the U.S.
Liquidity and Capital Resources
Overview
Our ability to fund our operations and anticipated capital needs are reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, share repurchases and strategic business development transactions. The timing and magnitude of our growth and working capital needs can vary and may positively or negatively impact our cash flows.
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

Debt and Financing Arrangements
There have been no material changes to our outstanding debt and financing arrangements in the first six months of 2023 and we were in compliance with all covenants and other provisions of these arrangements as of June 30, 2023. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 5—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of June 30, 2023.
Financial Condition
The following table summarizes our asset and liability balances as of June 30, 2023 and December 31, 2022:

	As of June 30,	As of December 31,
(In millions)	2023	2022	$ Change	% Change
Total current assets	$916	$1,029	$(113)	(11.0)%
Total long-term assets	996	1,002	(6)	(0.6)%
Total current liabilities	699	823	(124)	(15.1)%
Total long-term liabilities	624	621	3	0.5%
Total assets decreased by $119 million from December 31, 2022 to June 30, 2023, driven primarily by a $157 million decrease in accounts receivable as a result of a decrease in revenue, offset partially by a $26 million increase in cash and cash equivalents due to net cash provided by operating activities. Total liabilities decreased by $121 million from December 31, 2022 to June 30, 2023, driven primarily by a $69 million decrease in accounts payable and a $46 million decrease in accrued expenses, both resulting from a decrease in third party transportation costs.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$66	$177	$(111)	(62.7)%
Net cash used in investing activities	(28)	(24)	(4)	16.7%
Net cash (used in) provided by financing activities	(13)	30	(43)	(143.3)%
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—	1	100.0%
Net increase in cash, cash equivalents and restricted cash	$26	$183	$(157)	(85.8)%
During the first six months of 2023, we generated cash from operating activities of $66 million, which was used primarily to fund (i) the purchase of $28 million of property and equipment, (ii) $9 million of tax withholdings related to vesting of stock compensation awards and (iii) $2 million of common stock repurchases.
During the first six months of 2022, we: (i) generated cash from operating activities of $177 million and (ii) received $30 million of net transfers from XPO. We used cash during this period primarily to purchase $24 million of property and equipment.
Net cash provided by operating activities for the first six months of 2023 decreased by $111 million, compared with the first six months of 2022. The decrease in cash provided by operating activities reflects the impact of a $80 million decrease in net income between periods and changes in working capital. The change in working capital was primarily driven by the balance sheet impact of decreased revenues and cost of third party transportation between periods.

Investing activities used $28 million of cash for the first six months of 2023, compared with using $24 million of cash for the same period in 2022. The use of cash in both periods was to purchase property and equipment.
Financing activities used $13 million of cash for the first six months of 2023 compared with generating $30 million of cash for the same period in 2022. The primary use of cash from financing activities in the first six months of 2023 was (i) $9 million for payments of tax withholdings related to vesting of stock compensation awards and (ii) $2 million for the repurchase of common stock. The primary source of cash from financing activities in the first six months of 2022 was net transfers from XPO.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies and Est section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended June 30, 2023, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023, such that the information required to be included in our Securities and Exchange Commission reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes with respect to these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three or six months ended June 30, 2023.
Issuer Purchases of Equity Securities

(Dollars in millions, shares in thousands, except per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2023 through April 30, 2023	—	$—	—	$125
May 1, 2023 through May 31, 2023	100	20.53	100	123
June 1, 2023 through June 30, 2023	—	—	—	123
Total	100	$20.53	100
(1)Based on trade date.
(2)On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. Also, the program does not have an expiration date. For further details, refer to Note 7—Stockholders’ Equity to the condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

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

Date: August 2, 2023		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)