Form 10-Q
period 2023-09-30
RXO, Inc.
filed 2023-11-07
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 117,001,037 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$104	$98
Accounts receivable, net of allowances of $10 and $13, respectively	787	900
Other current assets	45	31
Total current assets	936	1,029
Long-term assets
Property and equipment, net of $281 and $241 in accumulated depreciation, respectively	122	119
Operating lease assets	173	159
Goodwill	630	630
Identifiable intangible assets, net of $116 and $106 in accumulated amortization, respectively	72	79
Other long-term assets	13	15
Total long-term assets	1,010	1,002
Total assets	$1,946	$2,031
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$448	$501
Accrued expenses	221	256
Current maturities of long-term debt	3	4
Short-term operating lease liabilities	50	48
Other current liabilities	6	14
Total current liabilities	728	823
Long-term liabilities
Long-term debt and obligations under finance leases	451	451
Deferred tax liability	15	16
Long-term operating lease liabilities	125	114
Other long-term liabilities	37	40
Total long-term liabilities	628	621
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 117,002 and 116,400 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	589	588
Retained earnings	4	2
Accumulated other comprehensive loss	(4)	(4)
Total equity	590	587
Total liabilities and equity	$1,946	$2,031
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$976	$1,138	$2,949	$3,676
Cost of transportation and services (exclusive of depreciation and amortization)	742	857	2,224	2,782
Direct operating expense (exclusive of depreciation and amortization)	59	56	179	167
Sales, general and administrative expense	148	158	445	485
Depreciation and amortization expense	16	23	52	65
Transaction and integration costs	2	23	12	44
Restructuring costs	3	6	12	9
Operating income	$6	$15	$25	$124
Other expense	1	1	1	—
Interest expense (income), net	8	(1)	24	(1)
Income (loss) before income taxes	$(3)	$15	$—	$125
Income tax provision (benefit)	(2)	2	(2)	29
Net income (loss)	$(1)	$13	$2	$96

Earnings (loss) per share data
Basic earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.83
Diluted earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.83

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116,970	115,163	116,823	115,163
Diluted weighted-average common shares outstanding	116,970	115,163	119,415	115,163
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$(1)	$13	$2	$96

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax effect of $—, $—, $— and $—	$—	$(2)	$—	$(2)
Other comprehensive loss	—	(2)	—	(2)
Comprehensive income (loss)	$(1)	$11	$2	$94
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating activities
Net income	$2	$96
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization expense	52	65
Stock compensation expense	16	9
Deferred tax benefit	(1)	(8)
Other	4	6
Changes in assets and liabilities
Accounts receivable	114	(10)
Other assets	(13)	12
Accounts payable	(56)	25
Accrued expenses and other liabilities	(48)	39
Net cash provided by operating activities	70	234
Investing activities
Payment for purchases of property and equipment	(46)	(39)
Proceeds from sale of property and equipment	—	1
Other	(1)	—
Net cash used in investing activities	(47)	(38)
Financing activities
Payment for tax withholdings related to vesting of stock compensation awards	(12)	—
Repurchase of common stock	(2)	—
Net transfers to XPO	—	(39)
Repayment of debt and finance leases	(3)	—
Other	—	1
Net cash used in financing activities	(17)	(38)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	6	158
Cash, cash equivalents, and restricted cash, beginning of period	98	29
Cash, cash equivalents, and restricted cash, end of period	$104	$187
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$60	$46
Leased assets obtained in exchange for new finance lease liabilities	1	8
Cash paid for income taxes, net	25	3
Cash paid for interest, net	18	—
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	116,954	$1	$587	$5	$(4)	$589
Net loss	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	5	—	—	5
Vesting of stock compensation awards	48	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Repurchase of common stock	—	—	—	—	—	—
Balance as of September 30, 2023	117,002	$1	$589	$4	$(4)	$590

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	2	—	2
Stock compensation expense	—	—	16	—	—	16
Vesting of stock compensation awards	702	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(13)	—	—	(13)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of September 30, 2023	117,002	$1	$589	$4	$(4)	$590

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of June 30, 2022	—	$—	$—	$—	$(2)	$1,201	$1,199
Net income	—	—	—	—	—	13	13
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	—	3	3
Net transfers to XPO	—	—	—	—	—	(69)	(69)
Balance as of September 30, 2022	—	$—	$—	$—	$(4)	$1,148	$1,144

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of December 31, 2021	—	$—	$—	$—	$(2)	$1,072	$1,070
Net income	—	—	—	—	—	96	96
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	—	9	9
Net transfers to XPO	—	—	—	—	—	(29)	(29)
Balance as of September 30, 2022	—	$—	$—	$—	$(4)	$1,148	$1,144

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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis. Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the condensed consolidated financial statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone entity during the prior periods presented. The majority of these allocated costs are recorded within Sales, general and administrative expense; Depreciation and amortization expense; Restructuring costs; and Transaction and integration costs in the Condensed Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Condensed Consolidated Statements of Operations.
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
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of September 30, 2023.
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

Accounting Pronouncements Issued but Not Yet Effective
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements.” The amendments in this update improve current GAAP by clarifying the accounting treatment for leasehold improvements associated with common control leases in order to create uniformity in practice. The ASU seeks to provide guidance to more accurately match the amortization expense of leasehold improvements under common control arrangements with the useful life of the improvements to the consolidated entity as a whole. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% and 9% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the three months ended September 30, 2023 and 2022, respectively. Approximately 7% and 9% of our revenues were generated outside the U.S. (primarily in North America, excluding the U.S., and Asia) for the nine months ended September 30, 2023 and 2022, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Truck brokerage	$591	$686	$1,748	$2,265
Last mile	256	264	757	784
Managed transportation	107	122	336	394
Freight forwarding	56	101	200	340
Eliminations	(34)	(35)	(92)	(107)
Total	$976	$1,138	$2,949	$3,676
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Retail/e-commerce	$380	$408	$1,139	$1,340
Industrial/manufacturing	188	207	562	650
Food and beverage	117	129	329	433
Automotive	103	88	310	276
Logistics and transportation	52	46	146	196
Other	136	260	463	781
Total	$976	$1,138	$2,949	$3,676
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of September 30, 2023, the fixed consideration component of our remaining performance obligation was approximately $120 million, and we expect approximately 99% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

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
The following is a roll-forward of the Company’s restructuring liability, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets:

		Nine Months Ended September 30, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Reserve Balance as of September 30, 2023
Severance	$2	$11	$(8)	$5
Facilities	1	1	(1)	1
Total	$3	$12	$(9)	$6

We expect the majority of the cash outlays related to the remaining restructuring liability at September 30, 2023 to be complete within twelve months.
5. Debt
The following table summarizes the principal balance and carrying value of our debt:

	September 30, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term Loan	$100	$100	$100	$100
7.50% Notes due 2027 (1)	355	347	355	346
Finance leases, asset financing and other	7	7	9	9
Total debt and obligations under finance leases	462	454	464	455
Less: Current maturities of long-term debt	3	3	4	4
Total long-term debt and obligations under finance leases	$459	$451	$460	$451
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $8 million and $9 million as of September 30, 2023 and December 31, 2022, respectively.
Revolving Credit Agreement
On October 18, 2022, we entered into a five-year, unsecured multi-currency revolving credit facility (the “Revolver”). The Revolver borrowing capacity is up to $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At September 30, 2023, the Company was in compliance with the covenants of the Revolver. There were no amounts outstanding under the Revolver as of September 30, 2023 or December 31, 2022.

Term Loan Credit Agreement
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). The Term Loan bears interest at a fluctuating rate plus an applicable margin calculated based on the Company’s credit ratings, payable at least quarterly. Beginning with the fiscal quarter ending March 31, 2025, the Term Loan will amortize on a quarterly basis in an amount equal to (i) 5% per annum for the first eight fiscal quarters ending on or after such date and (ii) 10% per annum for each fiscal quarter ending thereafter. The Term Loan matures on November 1, 2027. The effective interest rate on the Term Loan was 6.79% as of September 30, 2023.
The covenants in the Term Loan are customary for financings of this type. In addition, the Term Loan requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At September 30, 2023, the Company was in compliance with the covenants of the credit agreement governing the Term Loan.
On November 2, 2023, the Company exercised a feature to increase the total commitments under its Revolver, among the Company, the guarantors from time to time party thereto, the lenders and other parties from time to time party thereto and Citibank, N.A., as administrative agent, from $500 million to $600 million.

In connection with the Revolver commitment increase, the Company repaid all of the outstanding obligations in respect of the $100 million principal amount, interest and fees under its Term Loan, among the Company, the guarantors from time to time party thereto, the lenders and other parties from time to time party thereto and Citibank, N.A., as administrative agent, and terminated the Term Loan.

Notes
On October 25, 2022, we completed an offering of $355 million in unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.14% as of September 30, 2023.
We may redeem the Notes, in whole or in part, at any time on or after November 15, 2024 at a redemption price equal to (i) 103.750% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2024, (ii) 101.875% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after November 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to November 15, 2024, we may also redeem up to 40% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.500% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to November 15, 2024, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium.
The Notes are guaranteed by each of our direct and indirect wholly owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At September 30, 2023, the Company was in compliance with the covenants of the Notes.
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2023 and December 31, 2022, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	September 30, 2023	December 31, 2022
Term Loan	2	$95	$95
7.50% Notes due 2027	1	359	358
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.
7. Stockholders’ Equity
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During the first nine months of 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share. There were no share repurchases in the third quarter of 2023. The share purchases were funded by available cash. As of September 30, 2023, $123 million remained available to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares.
8. Earnings per Share
On November 1, 2022, the date of the Separation, 115,162,555 shares of common stock of the Company were distributed to XPO stockholders of record as of the record date and began regular-way trading. This share amount is utilized for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$(1)	$13	$2	$96

Basic weighted-average common shares	116,970	115,163	116,823	115,163
Dilutive effect of stock-based awards	—	—	2,593	—
Diluted weighted-average common shares (1)	116,970	115,163	119,415	115,163

Basic earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.83
Diluted earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.83
(1)Amounts may not be additive due to rounding.
For the three and nine months ended September 30, 2023, approximately 2.8 million and 0.5 million shares are excluded from the calculation of diluted earnings per share, respectively, because their inclusion would have been anti-dilutive.
9. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, environmental liability, commercial disputes, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include several class action and collective action cases involving claims that the contract carriers with which we contract for performance of delivery services, or their delivery workers, should be treated as employees, rather than independent contractors (“misclassification claims”) and may seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, deductions from wages, penalties and other items), injunctive relief, or both.
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
In one of the misclassification claims, Muniz v. RXO Last Mile, Inc., the court has granted plaintiffs partial summary judgment and determined our last mile subsidiary misclassified the plaintiff owner/operators as independent contractors when they should have been deemed employees. We are vigorously defending ourselves in this matter and believe we have a number of meritorious defenses, and there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
We believe the misclassification claims, including Muniz v. RXO Last Mile, Inc., are without merit and we intend to defend the Company vigorously. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of these matters.
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
Allocation of General Corporate Expenses
Post-Separation, costs were no longer allocated from XPO to the Company; therefore, no related amounts were reflected on the Company’s financial statements for the three and nine months ended September 30, 2023.
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
Costs included in our Condensed Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2022	2022
Sales, general and administrative expense	$11	$47
Depreciation and amortization expense	3	8
Transaction and integration costs	20	41
Restructuring costs	5	5
Total	$39	$101

Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2022	2022
Revenue	$26	$101
Costs	15	47

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
Notable factors driving growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of September 30, 2023, we had approximately 122,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
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
RXO has a single reportable segment.
Results of Operations

	Three Months Ended September 30,		Percentage of Revenue
(In millions)	2023	2022	2023	2022
Revenue	$976	$1,138	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	742	857	76.0%	75.3%
Direct operating expense (exclusive of depreciation and amortization)	59	56	6.0%	4.9%
Sales, general and administrative expense	148	158	15.2%	13.9%
Depreciation and amortization expense	16	23	1.6%	2.0%
Transaction and integration costs	2	23	0.2%	2.0%
Restructuring costs	3	6	0.3%	0.5%
Operating income	$6	$15	0.6%	1.3%
Other expense	1	1	0.1%	0.1%
Interest expense (income), net	8	(1)	0.8%	(0.1)%
Income (loss) before income taxes	$(3)	$15	(0.3)%	1.3%
Income tax provision (benefit)	(2)	2	(0.2)%	0.2%
Net income (loss)	$(1)	$13	(0.1)%	1.1%
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenue decreased 14.2% to $976 million in the third quarter of 2023, compared with $1,138 million for the same quarter in 2022. The year-over-year decrease in revenue in the third quarter of 2023 was driven primarily by (i) a $95 million decrease in revenue generated from our truck brokerage business, as a result of a 26% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul, and freight mix, partially offset by an 18% increase in load volume and (ii) a $45 million decrease in revenue generated from our freight forwarding business, driven primarily by a decrease in ocean rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) for the third quarter of 2023 was $742 million, or 76.0% of revenue, compared with $857 million, or 75.3% of revenue, for the same quarter in 2022. The year-over-year increase as a percentage of revenue during the third quarter of 2023 was driven primarily by a 3.7 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not offset by corresponding reductions in cost of purchased transportation in the third quarter of 2023. This was partially offset by (i) lower transportation costs as a percentage of revenue in last mile and (ii) an improvement in mix in our freight forwarding business.
Direct operating expense (exclusive of depreciation and amortization) for the third quarter of 2023 was $59 million, or 6.0% of revenue, compared with $56 million, or 4.9% of revenue, for the same quarter in 2022. The year-over-year increase as a percentage of revenue in the third quarter of 2023 was primarily a result of deleverage on lower revenue.
SG&A for the third quarter of 2023 was $148 million, or 15.2% of revenue, compared with $158 million, or 13.9% of revenue, for the same quarter in 2022. The year-over-year increase in SG&A as a percentage of revenue was primarily a result of higher compensation-related costs of 0.9 percentage points for the third quarter of 2023 compared with the same quarter of 2022, reflecting deleverage on lower revenue and incremental corporate costs of operating RXO as a standalone public company.

Depreciation and amortization expense for the third quarter of 2023 was $16 million, compared with $23 million for the same quarter in 2022. The year-over-year reduction was driven primarily by (i) a decrease in intangible asset amortization expense as a result of a customer relationship intangible asset being fully amortized in December 2022 and (ii) a decrease in depreciation for our allocated share of XPO’s corporate overhead.
Transaction and integration costs for the third quarter of 2023 and 2022 were $2 million and $23 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs for the third quarter of 2023 and 2022 were $3 million and $6 million, respectively, and primarily comprised severance costs.
Our effective income tax rates were 50.5% and 18.5% for the third quarter of 2023 and 2022, respectively. The effective tax rates for the third quarter of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the third quarter of 2023 differs from the U.S. corporate income tax rate of 21% due primarily to state income taxes within the U.S and a discrete tax benefit associated with return to provision true-up. Our effective tax rate for the third quarter of 2022 differs from the U.S. corporate income tax rate of 21% due primarily to a tax benefit of $1 million from changes in reserves for uncertain tax positions partially offset by state income taxes within the U.S.

	Nine Months Ended September 30,		Percentage of Revenue
(In millions)	2023	2022	2023	2022
Revenue	$2,949	$3,676	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	2,224	2,782	75.4%	75.7%
Direct operating expense (exclusive of depreciation and amortization)	179	167	6.1%	4.5%
Sales, general and administrative expense	445	485	15.1%	13.2%
Depreciation and amortization expense	52	65	1.8%	1.8%
Transaction and integration costs	12	44	0.4%	1.2%
Restructuring costs	12	9	0.4%	0.2%
Operating income	$25	$124	0.8%	3.4%
Other expense	1	—	—%	—%
Interest expense (income), net	24	(1)	0.8%	—%
Income before income taxes	$—	$125	—%	3.4%
Income tax provision (benefit)	(2)	29	(0.1)%	0.8%
Net income	$2	$96	0.1%	2.6%
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenue decreased 19.8% to $2.9 billion in the first nine months of 2023, compared with $3.7 billion for the same period in 2022. The year-over-year decrease in revenue in the first nine months of 2023 was driven primarily by (i) a $517 million decrease in revenue generated from our truck brokerage business, as a result of a 31% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul, and freight mix, partially offset by an 11% increase in load volume and (ii) a $140 million decrease in revenue generated from our freight forwarding business, driven primarily by a decrease in ocean rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) for the first nine months of 2023 was $2.2 billion, or 75.4% of revenue, compared with $2.8 billion, or 75.7% of revenue, for the same period in 2022. The year-over year decrease as a percentage of revenue in the first nine months of 2023 was driven primarily by (i) lower transportation costs as a percentage of revenue in last mile and a (ii) an improvement in mix in our freight forwarding business. This was partially offset by a 2.9 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not offset by corresponding reductions in cost of purchased transportation in the first nine months of 2023.

Direct operating expense (exclusive of depreciation and amortization) for the first nine months of 2023 was $179 million, or 6.1% of revenue, compared with $167 million, or 4.5% of revenue, for the same period in 2022. The year-over-year increase as a percentage of revenue in the first nine months of 2023 was primarily a result of deleverage on lower revenue.
SG&A for the first nine months of 2023 was $445 million, or 15.1% of revenue, compared with $485 million, or 13.2% of revenue, for the same period in 2022. The year-over-year increase in SG&A as a percentage of revenue primarily resulted from higher compensation-related costs of 1.8 percentage points for the first nine months of 2023 as compared to the first nine months of 2022, reflecting deleverage on lower revenue and incremental corporate costs of operating RXO as a standalone public company. This was partially offset by cost savings from restructuring actions executed in the first nine months of 2023, which primarily comprised employee severance. We anticipate the restructuring actions will result in cumulative annualized net cost savings of approximately $31 million.
Depreciation and amortization expense for the first nine months of 2023 was $52 million, compared with $65 million for the same period in 2022. The year-over-year reduction was driven by (i) a decrease in intangible asset amortization expense as a result of a customer relationship intangible asset being fully amortized in December 2022 and (ii) a decrease in depreciation for our allocated share of XPO’s corporate overhead.
Transaction and integration costs for the first nine months of 2023 and 2022 were $12 million and $44 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs for the first nine months of 2023 and 2022 were $12 million and $9 million, respectively, and primarily comprised severance costs.
Our effective income tax rates were (574.3)% and 23.6% for the first nine months of 2023 and 2022, respectively. The effective tax rates for the first nine months of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the first nine months of 2023 differs from the U.S. corporate income tax rate of 21% due primarily to a discrete tax benefit of $2 million from changes in reserves for uncertain tax positions. Our effective tax rate for the first nine months of 2022 differs from the U.S. corporate income tax rate of 21% due primarily to state income taxes within the U.S.
Liquidity and Capital Resources
Overview
Our ability to fund our operations and anticipated capital needs are reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility (the “Revolver”). Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, share repurchases and strategic business development transactions. The timing and magnitude of our growth and working capital needs can vary and may positively or negatively impact our cash flows.
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

Debt and Financing Arrangements
There have been no material changes to our outstanding debt and financing arrangements in the first nine months of 2023 and we were in compliance with all covenants and other provisions of these arrangements as of September 30, 2023. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 5—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of September 30, 2023.
Financial Condition
The following table summarizes our asset and liability balances as of September 30, 2023 and December 31, 2022:

	As of September 30,	As of December 31,
(In millions)	2023	2022	$ Change	% Change
Total current assets	$936	$1,029	$(93)	(9.0)%
Total long-term assets	1,010	1,002	8	0.8%
Total current liabilities	728	823	(95)	(11.5)%
Total long-term liabilities	628	621	7	1.1%
Total assets decreased by $85 million from December 31, 2022 to September 30, 2023, driven primarily by a $113 million decrease in accounts receivable as a result of a decrease in revenue, offset partially by a $14 million increase in operating lease assets and a $14 million increase in other current assets. Total liabilities decreased by $88 million from December 31, 2022 to September 30, 2023, driven primarily by a decrease in third party transportation costs.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$70	$234	$(164)	(70.1)%
Net cash used in investing activities	(47)	(38)	(9)	(23.7)%
Net cash used in financing activities	(17)	(38)	21	55.3%
Net increase in cash, cash equivalents and restricted cash	$6	$158	$(152)	(96.2)%
During the first nine months of 2023, we generated cash from operating activities of $70 million, which was used primarily to fund (i) the purchase of $46 million of property and equipment, (ii) $12 million of tax withholdings related to vesting of stock compensation awards, (iii) $3 million in debt and finance lease repayments and (iv) $2 million of common stock repurchases.
During the first nine months of 2022, we generated cash from operating activities of $234 million, which was used to fund (i) $39 million of net transfers to XPO and (ii) the purchase of $39 million of property and equipment.
Net cash provided by operating activities for the first nine months of 2023 decreased by $164 million, compared with the first nine months of 2022. The decrease in cash provided by operating activities reflects the impact of a $94 million decrease in net income between periods and changes in working capital. The change in working capital was primarily driven by the balance sheet impact of decreased revenues and cost of third party transportation between periods.
Investing activities used $47 million of cash for the first nine months of 2023, compared with using $38 million of cash for the same period in 2022. The primary use of cash in both periods was to purchase property and equipment.

Financing activities used $17 million of cash for the first nine months of 2023 compared with using $38 million of cash for the same period in 2022. The primary use of cash from financing activities in the first nine months of 2023 was (i) $12 million for payments of tax withholdings related to vesting of stock compensation awards, (ii) $3 million for debt and finance lease repayments and (iii) $2 million for the repurchase of common stock. The primary use of cash from financing activities in the first nine months of 2022 was net transfers to XPO.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended September 30, 2023, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023, such that the information required to be included in our Securities and Exchange Commission reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three or nine months ended September 30, 2023.
Issuer Purchases of Equity Securities

(Dollars in millions, shares in thousands, except per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023 through July 31, 2023	—	$—	—	$123
August 1, 2023 through August 31, 2023	—	—	—	123
September 1, 2023 through September 30, 2023	—	—	—	123
Total	—		—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 2, 2023, we exercised a feature to increase the total commitments under our Revolver from $500 million to $600 million.
In connection with the Revolver commitment increase, we repaid all of the outstanding obligations in respect of the $100 million principal amount, interest and fees under our Term Loan Credit Agreement, dated as of October 18, 2022 (the “Term Loan”), among the Company, the guarantors from time to time party thereto, the lenders and other parties from time to time party thereto and Citibank, N.A., as administrative agent, and terminated the Term Loan.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *
Incremental Amendment and Lender Joinder Agreement, dated as of November 2, 2023, by and among RXO, Inc. and the incremental lenders party thereto and agreed to and accepted by Citibank, N.A., as Administrative Agent.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

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

Date: November 7, 2023		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)