Form 10-K
period 2023-12-31
RXO, Inc.
filed 2024-02-13
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.6 billion as of June 30, 2023, based upon the closing price of the common stock on that date.
As of February 8, 2024, there were 117,094,888 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

RXO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
In this Annual Report on Form 10-K (this “Annual Report”), “we,” “our,” “us,” “RXO,” “RXO, Inc.,” and the “Company” refer to RXO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
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
Our truck brokerage business has a history of generating robust free cash flow conversion and a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of December 31, 2023, we had approximately 115,000 carriers in our North American truck brokerage network, and access to more than 1.4 million trucks.
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
We conduct our truck brokerage operations by striving to best utilize our resources of people, technology and data. Our sales representatives communicate with customers about freight that needs to be shipped, and we locate trucks with available capacity using our RXO Connect™ technology platform. In addition, our technology interfaces give customers the ability to post their freight loads and tap into truck capacity on our platform. On the supply side, truck drivers and fleet owners use our carrier interfaces to find loads and better utilize their assets. Carriers can bid and book loads online and through our platform’s mobile app. Our brokerage platform synergizes these operating strengths within a single digital freight marketplace. In the fourth quarter of 2023, approximately 97% of our truck brokerage transactions were created or covered digitally — and, as that percentage continues to grow, we are able to process more volume per head over time.
Drivers of Value Creation
We have identified five key drivers of value creation in our truck brokerage business:
•Critical Scale in an Expanding Industry with Low Penetration: We are one of the largest brokers of full truckload freight transportation in the United States, with a carrier pool that gives us access to vast truck capacity to serve high shipper demand for transportation. We are also well established as a truckload broker of choice across diversified industry sectors, with a notable presence in the e-commerce and retail sectors. We expect to benefit from both overall industry growth in demand for truckload transportation, and a long runway for increased broker penetration of for-hire trucking.
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
Overview of Our Digital Brokerage Platform
Our self-learning RXO Connect™ digital brokerage platform gives us a scalable framework to continually enhance our service, capture share and reduce costs. This fully automated, cloud-based platform encompasses Freight Optimizer, as well as our mobile app, application programming interface (“API”) integrations, self-service dashboards and real-time functionality for transacting and tracking freight shipments.
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
•Optimizes for value and margin with dynamic pricing algorithms that use machine learning, and generates superior, real-time market intelligence harvested from load-matching data; and
•Improves productivity by facilitating transactions through cost-efficient automated processes and messaging, increasing the productivity of RXO’s customer and carrier representatives, and enabling our business to manage more volume without a commensurate increase in expense.

Customers and Markets
RXO provides services to customers ranging in size from small businesses to Fortune 100 companies and sector leaders. The diversification of our customer base minimizes concentration risk: in 2023, our top 20 customers in total and our top five customers in total accounted for approximately 38% and 21% of our revenue, respectively, with our largest customer accounting for approximately 9.5% of revenue.
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
Our competitors include local, regional, national and international companies operating in North America that offer the same services we provide; some have larger customer bases, significantly more resources and more experience than we have. Our competitors include C.H. Robinson, Coyote, Echo, Expeditors, Forward Air, Flexport, J.B. Hunt, Landstar System, Total Quality Logistics, Transfix and Uber Freight. Due to the competitive nature of our industry, we strive to strengthen existing business relationships and forge new relationships.
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
We believe that our operations are in compliance with current laws and regulations, and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results.
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
Our People
As of December 31, 2023, we operated with 8,432 team members - 6,051 full-time and part-time employees and 2,381 temporary workers. Of these employees, 45% were in hourly roles and 55% were in salaried positions. Approximately 38% of our employees are female.

RXO Workforce(1)	Total #	Total %
Regular	6,051	72%
Hourly	2,742	45%
Salaried	3,309	55%
Male	3,668	61%
Female	2,313	38%
Others/Undisclosed	70	1%
Temporary	2,381	28%
Total Workforce	8,432	100%
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

Our Talent Engagement
We believe acquiring top talent and investing in the development of our people gives us a sustainable competitive advantage. We attract candidates from diverse talent sources and build our pipeline by offering rewarding and challenging career opportunities. We create exceptional employee training experiences that are innovative and collaborative, and we believe it starts by listening to our people. We garner feedback from our employees through many channels, including surveys, roundtables, town halls, and leadership forums. In turn, we offer numerous career development opportunities including career workshops, forums, online learning, leadership training, high-potential cohorts, and more. Our employees are encouraged to participate in strategic, cross-functional initiatives, allowing them to develop professionally and play a key role in contributing to the Company’s results.
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
Information about our Executive Officers
Our executive officers are as follows:

Name	Age	Position
Drew Wilkerson	40	Chief Executive Officer
James Harris	61	Chief Financial Officer
Jeff Firestone	53	Chief Legal Officer
Drew Wilkerson is a transportation industry veteran with 17 years of experience in brokerage operations. He joined XPO in May 2012 to spearhead the growth of the company’s flagship truck brokerage hub in Charlotte, North Carolina. In May 2014, he was promoted to regional vice president, with responsibility for major brokerage operations, and served as the key liaison for strategic accounts. In March 2017, he was named president of XPO’s North American brokerage business; and in February 2020, he was named president of XPO’s North American transportation division, with P&L responsibility for truck brokerage, expedite, intermodal, drayage, managed transportation, last mile and freight forwarding. He served in this role until the Separation. Prior to XPO, Mr. Wilkerson held leadership positions in sales, operations, and customer and carrier relationship management with C.H. Robinson Worldwide.

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
The transportation industry in North America historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations, prolonged periods of inflation, political instability, pandemics, geopolitical conflict and war, changes in international trade policies and other U.S. and global economic factors beyond our control. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. The pricing environment also generally becomes more competitive during economic downturns, which may, as it has in the past, affect our ability to obtain price increases from customers both during and following such periods, especially during periods of increased economic inflation. In addition, in periods of strong economic growth, overall demand may exceed the available supply of transportation resources, resulting in increased network congestion and operating inefficiencies. Changes in international trade policies could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:

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
•A prolonged, escalated or expanded war in Ukraine or sanctions imposed in response to the war, the Israel-Hamas war and future conflicts may adversely impact global supply chain activities and the economy at large; and
•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union (“EU”) and China have imposed tariffs on certain goods imported from the United States. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures.
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

Higher carrier prices may result in decreased income from operations and increases in working capital usage.
Motor carriers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. Our income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase motor carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss. This may be more acute when we have a high percentage of contracted freight with customers and when there are significant changes in prices charged by motor carriers in a short period, as most of our transportation services are procured transactionally. To date, such losses have not been material, but there can be no assurances that such losses will not be material in the future.
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
Labor unions sometimes attempt to organize our employees. Successful unionization by our employees or organizing efforts could lead to business interruptions, work stoppages and the reduction of service levels due to work rules that could have an adverse effect on our customer relationships and our revenues, earnings, financial position and outlook.

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
We incurred debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
As of December 31, 2023, we had $360 million of outstanding debt (excluding finance leases), constituting $355 million of our unsecured notes and $5 million outstanding under our unsecured, multi-currency revolving credit facility that matures in 2027 (the “Revolver”), in addition to $595 million of undrawn commitments under the Revolver. We may also incur additional indebtedness in the future.
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
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers’ cargo, from time to time, claims may be asserted against us for cargo losses.

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
Establishing new customer relationships or adding operational sites for existing customers requires a significant amount of time, operational focus and capital. Although we typically partner with our new customers to ensure that onboarding is smooth and allocate costs appropriately, our inability to integrate new customers or operational sites into our technology systems or recruit additional employees to manage new customer relationships, or higher than anticipated costs to onboard new customers, may negatively affect our financial condition or operations.
We derive a significant portion of our total revenue from our largest customers.
Our top five customers comprised approximately 21% of our consolidated total revenue for the year ended December 31, 2023. Our largest customer comprised approximately 9.5% of our consolidated total revenue for the year ended December 31, 2023. The sudden loss of one or more major customers could materially and adversely affect our operating results.

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
As of December 31, 2023, we had $630 million of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates—Evaluation of Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Risks Related to the Separation
We have a limited operating history as a standalone, publicly traded company, and our historical financial information, prior to the Separation, is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.
The financial information in this Annual Report refers to RXO as a public company that began regular-way trading on November 1, 2022. Prior to the Separation, we derived our combined financial statements from XPO’s accounting records and presented these on a standalone basis as if RXO had been operated independently from XPO. Our historical financial information, prior to the Separation, does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve as a standalone publicly traded company.
Prior to the Separation, we were able to benefit from XPO’s shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Additionally, XPO performed various corporate functions for us, such as legal, treasury, accounting, human resources, investor relations, and finance. Our historical financial results, prior to the Separation, reflect allocations of corporate expenses from XPO for such functions, which may be less than the expenses we will incur as a separate, publicly traded company. In addition, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, historically were part of the corporate-wide cash management policies of XPO. Following the completion of the Separation, our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, and service debt, may be diminished and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly. For these reasons, as well as the additional risks related to the Separation noted below, we may not achieve the expected benefits of the Separation.
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
In connection with the Separation, XPO received an opinion of outside counsel regarding the qualification of the Separation, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). The opinion of counsel was based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO and RXO, including those relating to the past and future conduct of XPO and RXO. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if XPO or RXO breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
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
We have entered into a registration rights agreement (the “Registration Rights Agreement”) with Jacobs Private Equity, LLC (“JPE”), an affiliate of Brad Jacobs, our chairman. As of December 31, 2023, JPE beneficially owned 1.3 million shares of our common stock, which represents approximately 1.1% of our outstanding shares of common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could adversely impact the market price of our common stock. In addition, in connection with a registration request under the Registration Rights Agreement for an underwritten offering, we may be required to agree to be restricted from selling or disposing any of our common stock or securities convertible into or exchangeable or exercisable for common stock for a period of 90 days (subject to certain exceptions and our ability to defer a registration request or suspend use of a registration statement under certain circumstances). As a result, we may be restricted in our ability to raise capital through future sales of equity securities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our information security program is managed by our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), who are responsible for assessing, monitoring and managing our cybersecurity risks. Our CIO has over 30 years of experience in the technology field, and our CISO has over 20 years of experience in the technology and cybersecurity fields, including over 10 years of experience as a CISO or Head of Information Security for various organizations.
Our cybersecurity risk management and identification has been integrated into our broader enterprise risk management framework which is regularly reported on to the Audit Committee of our Board of Directors. Additionally, our CIO and CISO provide periodic reports to our Board of Directors, as well as to our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on our cybersecurity risks and threats, the status of activities to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
We also engage with various external experts, including cybersecurity assessors and consultants, to conduct cybersecurity program and threat assessments and to advise management on ways to enhance our cybersecurity program as part of our continuing efforts to evaluate the effectiveness of our information security program. We utilize certain third-party service providers to perform a variety of functions to operate our business and we seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity of the information, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, and conducting security assessments.
While we have not experienced a cybersecurity incident that has materially affected our business, results of operations or financial condition, see the risk factor entitled “We could be affected by cyberattacks or breaches of our information systems, any of which could have a material adverse effect on our business” in Item 1A — Risk Factors for information about the cybersecurity risks we face.
ITEM 2. PROPERTIES
As of December 31, 2023, we operated 200 principal locations, primarily located in North America, including 25 locations owned or leased by our customers.

Location	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North America	159	2	25	186
Asia	8	—	—	8
Corporate	6	—	—	6
Total	173	2	25	200
(1)Locations owned or leased by customers.
We lease our current executive office located in Charlotte, North Carolina. We believe that our facilities are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to certain legal proceedings is included in Note 15 — Commitments and Contingencies to our consolidated financial statements (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On November 1, 2022, our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “RXO.” As of February 8, 2024, there were approximately 97 registered holders of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stock Performance Graph
The following graph sets forth the cumulative total stockholder return to RXO’s stockholders for the period beginning November 1, 2022, the date of the Separation, through December 31, 2023, as well as the corresponding returns on the Dow Jones Transportation Average and S&P SmallCap 600 index.
The stock performance assumes $100 was invested on November 1, 2022, in our common stock and each index, including reinvestment of dividends through December 31, 2023.

$120.00
$110.00
$100.00
$90.00
11/1/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
RXO, Inc.
Dow Jones Transportation Average
S&P SmallCap 600

	11/1/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
RXO, Inc.	$100.00	$90.24	$103.04	$118.94	$103.52	$122.04
Dow Jones Transportation Average	100.00	99.05	106.79	114.86	110.71	117.59
S&P SmallCap 600	100.00	96.39	98.43	101.28	95.86	109.77
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6. [RESERVED]

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
This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
RXO, Inc. is a brokered transportation platform defined by cutting-edge technology and an asset-light business model. The largest component is our core truck brokerage business. Our operations also include three asset-light, brokered transportation services, all of which complement our truck brokerage business: managed transportation, last mile and freight forwarding.
Our truck brokerage business has a history of generating robust free cash flow conversion and a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of December 31, 2023, we had approximately 115,000 carriers in our North American truck brokerage network, and access to more than 1.4 million trucks.
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

The Separation
On November 1, 2022, we completed the separation from XPO, which we refer to as the Separation. The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. On November 1, 2022, RXO became a standalone publicly-traded company.
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
Impact of Inflation
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
Direct operating expenses (exclusive of depreciation and amortization) includes both fixed and variable expenses and consists mainly of personnel costs; facility and equipment expenses, such as rent, utilities, equipment maintenance and repair; costs of materials and supplies; information technology expenses; and gains and losses on sales of property and equipment.
Sales, general and administrative expense (“SG&A”), including the allocated costs of XPO prior to the Separation, primarily consists of salaries and commissions for the sales function; salary and benefit costs for executive and certain administration functions; third-party professional fees; facility costs; bad debt expense; and legal costs.
Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, cash flows and financial position had the Company been a standalone entity during the periods presented. The majority of these allocated costs are recorded within Sales, general and administrative expense; Depreciation and amortization expense; Transaction and integration costs; and Restructuring costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Consolidated Statements of Operations.
For the periods ended before the Separation, XPO investment represents XPO’s historical investment in RXO and includes the net effects of transactions with and allocations from XPO as well as RXO’s accumulated earnings. Certain transactions between RXO and XPO, including XPO’s non-RXO subsidiaries, have been included in these consolidated financial statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Statements of Changes in Equity as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from XPO's corporate functions, income tax expense, certain cash receipts and payments made on behalf of RXO and general financing activities.
For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as certain state and local income tax returns. The Company's foreign tax returns are filed on a full-year basis.
The Company’s consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. The Company has eliminated intercompany accounts and transactions.
RXO has one reportable segment.

Results of Operations

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Revenue	$3,927	$4,796	$4,689	100.0%	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	2,967	3,624	3,681	75.6%	75.6%	78.5%
Direct operating expense (exclusive of depreciation and amortization)	235	226	192	6.0%	4.7%	4.1%
Sales, general and administrative expense	591	640	539	15.0%	13.3%	11.5%
Depreciation and amortization expense	67	86	81	1.7%	1.8%	1.7%
Transaction and integration costs	12	84	2	0.3%	1.8%	—%
Restructuring costs	16	13	2	0.4%	0.3%	—%
Operating income	39	123	192	1.0%	2.6%	4.1%
Other expense	3	—	1	0.1%	—%	—%
Interest expense, net	32	4	—	0.8%	0.1%	—%
Income before income taxes	4	119	191	0.1%	2.5%	4.1%
Income tax provision	—	27	41	—%	0.6%	0.9%
Net income	$4	$92	$150	0.1%	1.9%	3.2%
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Revenue for 2023 decreased by 18.1% to $3.9 billion, from $4.8 billion in 2022. The year-over-year decrease was driven primarily by a $571 million decrease in revenue generated from our truck brokerage business, as a result of a 28% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul and freight mix. The decline was partially offset by a 12% increase in load volume. Additionally, revenue generated from our freight forwarding business decreased by $171 million, driven primarily by a decrease in ocean rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) in 2023 was $3.0 billion, or 75.6% of revenue, compared with $3.6 billion, or 75.6% of revenue in 2022. In 2023, we experienced (i) lower transportation costs as a percentage of revenue in last mile and (ii) an improvement in mix in our freight forwarding business. This was offset by a 3.0 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation during the year.
Direct operating expense (exclusive of depreciation and amortization) of $235 million in 2023 increased $9 million, or 4.0%, from $226 million in 2022. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) increased to 6.0% in 2023 compared to 4.7% in 2022 due to deleverage on lower revenue.
SG&A of $591 million in 2023 decreased $49 million, or 7.7%, from $640 million in 2022. As a percentage of revenue, SG&A increased to 15.0% in 2023 compared to 13.3% in 2022 due to higher compensation-related costs of 1.5 percentage points reflecting deleverage on lower revenue and incremental corporate costs of operating RXO as a standalone public company. This was partially offset by cost savings from restructuring actions executed in 2023, which primarily comprised employee severance. We anticipate the restructuring actions will result in cumulative annualized net cost savings of approximately $32 million.
Depreciation and amortization expense in 2023 was $67 million, compared with $86 million in 2022. The year-over-year reduction was driven by (i) a decrease in intangible asset amortization expense as a result of a customer relationship intangible asset being fully amortized in December 2022 and (ii) a decrease in depreciation for our allocated share of XPO’s corporate overhead.

Transaction and integration costs in 2023 and 2022 were $12 million and $84 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs in 2023 and 2022 were $16 million and $13 million, respectively, and primarily comprised severance costs.
Interest expense primarily consists of interest related to indebtedness for money borrowed and finance lease obligations. The increase in interest expense in 2023 as compared to 2022 is primarily due to a full year of interest incurred in 2023 on borrowings made in connection with the Separation in the fourth quarter of 2022.
Our effective income tax rates were (13.0)% and 22.6% in 2023 and 2022, respectively. The change in our effective income tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven primarily by a tax benefit of $2 million realized in 2023 from changes in reserves for uncertain tax positions.
For the year ended December 31, 2023, our effective tax rate differs from the U.S. corporate income tax rate of 21% due to a tax benefit of $2 million from changes in reserves for uncertain tax positions. For the year ended December 31, 2022, our effective tax rate differs from the U.S. corporate income tax rate of 21% due to state income taxes within the United States, partially offset by a tax benefit of $3 million from provision to return and other deferred tax adjustments.
Liquidity and Capital Resources
Overview
Our ability to fund our operations and anticipated capital needs are reliant upon the generation of cash from operations, supplemented as necessary by utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, share repurchases and strategic business development transactions. The timing and magnitude of our growth and working capital needs can vary and may positively or negatively impact our cash flows.
We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Capital Expenditures
Our 2023 capital expenditures include capital associated with strategic investments in technology, equipment and real estate. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts and availability of labor and equipment. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
Revolving Credit Facility
On October 18, 2022, we entered into a five-year unsecured, multi-currency revolving credit facility (the “Revolver”) with initial aggregate commitments of $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin calculated based on the Company's credit ratings. There was $5 million outstanding under the Revolver as of December 31, 2023.
On November 2, 2023, the Company exercised a feature to increase the total commitments under its Revolver from $500 million to $600 million.

Term Loan Facilities
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). On November 2, 2023, the Company repaid all of the outstanding obligations in respect of the $100 million principal amount, interest and fees under the Term Loan and terminated the Term Loan.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed. RXO is permitted to redeem some or all of the Notes prior to their maturity at redemption prices described in the indenture governing the Notes. The Notes were issued at a price of 98.962% of par.
Loan Covenants and Compliance
As of December 31, 2023, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Financial Condition
The following table summarizes our asset and liability balances as of December 31, 2023 and 2022:

	December 31,
(In millions)	2023	2022	$ Change	% Change
Total current assets	$796	$1,029	$(233)	(22.6)%
Total long-term assets	1,029	1,002	27	2.7%
Total current liabilities	682	823	(141)	(17.1)%
Total long-term liabilities	549	621	(72)	(11.6)%
Total assets decreased by $206 million from December 31, 2022 to December 31, 2023, driven primarily by a $157 million decrease in accounts receivable as a result of a decrease in revenue due to decreased rates and a $93 million decrease in cash and cash equivalents as a result of the payoff of the Term Loan, partially offset by a $36 million increase in operating lease assets. Total liabilities decreased by $213 million from December 31, 2022 to December 31, 2023, driven primarily by a decrease in third party transportation costs due to decreased rates and a $95 million decrease in long-term debt as a result of the payoff of the Term Loan.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Years Ended December 31,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$89	$310	$(221)	(71.3)%
Net cash used in investing activities	(66)	(56)	(10)	(17.9)%
Net cash used in financing activities	(117)	(183)	66	36.1%
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(2)	3	150.0%
Net increase (decrease) in cash and cash equivalents	$(93)	$69	$(162)	234.8%

Net cash provided by operating activities for 2023 decreased by $221 million compared with 2022. The decrease in cash provided by operating activities reflects the impact of an $88 million decrease in net income between periods and changes in working capital. The change in working capital was driven primarily by the balance sheet impact of decreased revenues and cost of third party transportation between periods.
Investing activities used $66 million of cash in 2023 compared with $56 million of cash used in 2022. The primary use of cash in both periods was to purchase property and equipment.
Financing activities used $117 million of cash in 2023 compared with using $183 million of cash in 2022. The primary uses of cash from financing activities in 2023 were (i) $104 million for debt and finance lease repayments, driven primarily by the payoff of the Term Loan and (ii) $14 million for payments of tax withholdings related to vesting of stock compensation awards. The primary use of cash from financing activities in 2022 was $621 million in net transfers to XPO in connection with the Separation. The primary source of cash from financing activities in 2022 was the issuance of long-term debt of $451 million, offset by payment of debt issuance costs of $9 million. Net proceeds from the issuance of the Notes and the incurrence of the Term Loan, together with cash on RXO's balance sheet, were used to fund a net cash distribution of $604 million from RXO to XPO, in the fourth quarter of 2022.
Contractual Obligations
We lease certain facilities and equipment under non-cancellable operating lease arrangements. As of December 31, 2023, our outstanding discounted obligations under operating and finance leases were $199 million and $6 million, respectively. See Note 6 — Leases to the consolidated financial statements for additional information.
As of December 31, 2023, we had $355 million of the Notes outstanding with interest payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023. The Notes mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. As of December 31, 2023, we had $5 million outstanding under the Revolver, with interest payable monthly or quarterly, depending on RXO’s upfront election. Borrowings under the Revolver are payable, at our option, at any time prior to or at maturity on October 18, 2027. See Note 8 — Debt to the consolidated financial statements for additional information.
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
For our 2023 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of income and market approaches. As of November 30, 2023 we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased for use by third-party carriers who perform the physical freight movements we arrange. We include fuel price adjustment clauses or cost-recovery mechanisms in many of our customer contracts, enabling us to pass on to these customers substantially all of the fluctuations in the price of diesel fuel, except for short-term economic fluctuations, in the price for our services. Therefore, a hypothetical 10% change in the price of diesel fuel would not be expected to materially affect our financial performance.
Our long-term debt consists of both fixed-rate and variable-rate instruments, which exposes us to interest rate risk. A 1% increase or decrease in interest rates on variable-rate debt outstanding as of December 31, 2023 would not have a material impact on our annual interest expense.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RXO, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company participates in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of liability, vehicular, and workers’ compensation (self-insured claims). The Company records estimates of the undiscounted liabilities associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic, and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Insurance liabilities, including those related to claims managed through self-insurance and purchased insurance, amounted to $62 million as of December 31, 2023 and are recorded within Accrued expenses and Other long-term liabilities.
We identified the assessment of the estimated liabilities for self-insured claims as a critical audit matter. The evaluation of the uncertainty in the amounts that will ultimately be paid to settle these claims required subjective auditor judgment. Assumptions that may affect the estimated liability of self-insured claims include the consideration of historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim that have uncertainty related to future occurrences or events and conditions. Additionally, the Company’s liabilities for self-insured claims included estimates for expenses of claims that have been incurred but have not been reported, and specialized skills were needed to evaluate the actuarial methods and assumptions used to make these estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process. This included controls over the assumptions used in estimating the liabilities for self-insured claims. In addition, for a sample of claims we compared the Company’s estimates of liabilities to current available information, which included incident and case reports, current and historical cost experience, or other evidence. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•comparing the Company’s actuarial reserving methodologies with accepted actuarial methods and procedures
•evaluating assumptions used in determining the liability, including expected level of cost per claim, in relation to recent historical loss payment trends, and demographic and severity factors
•developing an independent expected range of liabilities, including liabilities for claims that have been incurred but have not been reported, based on actuarial methodologies
•comparing the Company’s recorded liability to the independently developed liability range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.
Stamford, Connecticut
February 12, 2024

RXO, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$5	$98
Accounts receivable, net of $12 and $13 in allowances, respectively	743	900
Other current assets	48	31
Total current assets	796	1,029
Long-term assets
Property and equipment, net of $293 and $241 in accumulated depreciation, respectively	124	119
Operating lease assets	195	159
Goodwill	630	630
Identifiable intangible assets, net of $118 and $106 in accumulated amortization, respectively	68	79
Other long-term assets	12	15
Total long-term assets	1,029	1,002
Total assets	$1,825	$2,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$414	$501
Accrued expenses	199	256
Current maturities of long-term debt	3	4
Short-term operating lease liabilities	53	48
Other current liabilities	13	14
Total current liabilities	682	823
Long-term liabilities
Long-term debt and obligations under finance leases	356	451
Deferred tax liability	7	16
Long-term operating lease liabilities	146	114
Other long-term liabilities	40	40
Total long-term liabilities	549	621
Commitments and Contingencies (Note 15)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 117,026 and 116,400 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	590	588
Retained earnings	6	2
Accumulated other comprehensive loss	(3)	(4)
Total equity	594	587
Total liabilities and equity	$1,825	$2,031
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2021
Revenue	$3,927	$4,796	$4,689
Cost of transportation and services (exclusive of depreciation and amortization)	2,967	3,624	3,681
Direct operating expense (exclusive of depreciation and amortization)	235	226	192
Sales, general and administrative expense	591	640	539
Depreciation and amortization expense	67	86	81
Transaction and integration costs	12	84	2
Restructuring costs	16	13	2
Operating income	39	123	192
Other expense	3	—	1
Interest expense, net	32	4	—
Income before income taxes	4	119	191
Income tax provision	—	27	41
Net income	$4	$92	$150

Earnings per share data
Basic earnings per share	$0.03	$0.80	$1.30
Diluted earnings per share	$0.03	$0.79	$1.30

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116,871	115,335	115,163
Diluted weighted-average common shares outstanding	119,456	115,791	115,163
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income	$4	$92	$150

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $0, $0 and $0	$1	$(2)	$—
Other comprehensive income (loss)	1	(2)	—
Comprehensive income	$5	$90	$150
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2023	2022	2021
Operating activities
Net income	$4	$92	$150
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization expense	67	86	81
Stock compensation expense	19	32	8
Deferred tax (benefit)	(8)	(20)	3
Other	9	6	3
Changes in assets and liabilities
Accounts receivable	158	92	(242)
Other assets	(14)	14	(4)
Accounts payable	(86)	(14)	129
Accrued expenses and other liabilities	(60)	22	27
Net cash provided by operating activities	89	310	155
Investing activities
Payment for purchases of property and equipment	(64)	(57)	(39)
Proceeds from sale of property and equipment	—	1	1
Other	(2)	—	—
Net cash used in investing activities	(66)	(56)	(38)
Financing activities
Proceeds from borrowings on revolving credit facility	76	—	—
Repayment of borrowings on revolving credit facility	(71)	—	—
Proceeds from issuance of debt	—	451	—
Repayment of debt and finance leases	(104)	—	—
Payment for debt issuance costs	—	(9)	—
Payment for tax withholdings related to vesting of stock compensation awards	(14)	(3)	—
Repurchase of common stock	(2)	—	—
Net transfers to XPO	—	(621)	(159)
Other	(2)	(1)	1
Net cash used in financing activities	(117)	(183)	(158)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(2)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(93)	69	(41)
Cash, cash equivalents and restricted cash, beginning of period	98	29	70
Cash, cash equivalents and restricted cash, end of period	$5	$98	$29
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	27	3	5
Cash paid for interest, net	32	—	—

See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of December 31, 2020	—	$—	$—	$—	$(2)	$1,070	$1,068
Net income	—	—	—	—	—	150	150
Stock compensation expense	—	—	—	—	—	8	8
Net transfers to XPO		—	—	—	—	(156)	(156)
Balance as of December 31, 2021	—	$—	$—	$—	$(2)	$1,072	$1,070
Net income	—	—	—	2	—	90	92
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	3	—	—	29	32
Vesting of stock compensation awards	1,237	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	—	(3)
Net transfers to XPO	—	—	—	—	—	(602)	(602)
Issuance of common stock and reclassification of XPO investment	115,163	1	588	—	—	(589)	—
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$—	$587
Net income	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	1	—	1
Stock compensation expense	—	—	19	—	—	—	19
Vesting of stock compensation awards	726	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(15)	—	—	—	(15)
Repurchase of common stock	(100)	—	(2)	—	—	—	(2)
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$—	$594

See accompanying notes to consolidated financial statements.

RXO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2023, 2022 and 2021
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
On November 1, 2022, the Company completed the separation (the “Separation”) from XPO, Inc. (formerly known as XPO Logistics, Inc.) (“XPO”) in a transaction intended to be tax-free for U.S. federal income tax purposes. The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of RXO to XPO stockholders as of the close of business on October 20, 2022, the record date for the distribution. XPO stockholders received one share of RXO common stock for every share of XPO common stock held at the close of business on the record date. On November 1, 2022, RXO became a standalone publicly-traded company.
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
Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, cash flows and financial position had the Company been a standalone entity during the periods presented. The majority of these allocated costs are recorded within Sales, general and administrative expense; Depreciation and amortization expense; Transaction and integration costs; and Restructuring costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Consolidated Statements of Operations.

For the periods ended before the Separation, XPO investment represents XPO’s historical investment in RXO and includes the net effects of transactions with and allocations from XPO as well as RXO’s accumulated earnings. Certain transactions between RXO and XPO, including XPO’s non-RXO subsidiaries, have been included in these consolidated financial statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Statements of Changes in Equity as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from XPO's corporate functions, income tax expense, certain cash receipts and payments made on behalf of RXO and general financing activities.
For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as certain state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.
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

A performance obligation is created when a customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. We recognize transportation revenue proportionally as a shipment moves from origin to destination and the related costs are recognized as incurred. Some of our customer contracts contain our promise to stand ready to provide transportation services. For these contracts, we recognize revenue on a straight-line basis over the term of the contract because the pattern of benefit to the customer, and our efforts to fulfill the contract, are generally distributed evenly throughout the period. Performance obligations are generally short-term, with transit times usually less than one week. Generally, customers are billed upon shipment of the freight or on a weekly or monthly basis and make payment according to approved payment terms. When we do not control the specific services, we recognize revenue as the difference between the amount the customer pays us for the service less the amount we are charged by third parties who provide the service.
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
The roll-forward of the allowance for credit losses is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$13	$9	$10
Provision charged to expense	5	11	6
Write-offs, less recoveries, and other adjustments	(6)	(7)	(7)
Ending balance	$12	$13	$9
The Company may sell certain accounts receivable from time to time on a non-recourse basis pursuant to factoring arrangements to better match and neutralize the cash flow impact of transportation cost outflows. During the quarter ended December 31, 2023, we received cash for accounts receivable balances sold of $36 million under these arrangements.
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
Segment Reporting
We conduct our business and track our results as one reportable segment based upon the aggregation of our operating segments. Our chief operating decision maker regularly reviews financial information at the operating segment level to allocate resources and assess performance. We have determined that all our operating segments share the following similar economic and qualitative characteristics and therefore meet the criteria for operating segments to be aggregated into one reportable segment:
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
The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, the entity considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in the entity's stock price and market capitalization of the entity and macroeconomic conditions. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company uses a combination of the income approach and a market-based approach to determine the reporting units’ fair values. Under the income approach, the determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry.
For our 2023 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of the income and market approaches. As of November 30, 2023 we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.

Intangible Assets and Long-lived Assets
We review intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. Our intangible assets subject to amortization consist of customer relationships. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for customer relationships is 4 to 16 years.
Accrued Expenses
The components of accrued expenses are as follows:

	December 31,
(In millions)	2023	2022
Accrued transportation and facility charges	$86	$120
Accrued salaries and wages	41	59
Accrued insurance	23	24
Other accrued expenses	49	53
Total accrued expenses	$199	$256
Insurance
We participate in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. Insurance coverage levels are adjusted annually based on risk tolerance and premium expense.
Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering retention levels, historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim. Changes in these assumptions can impact actual costs paid to settle the claims and those amounts may be different than estimates. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. At December 31, 2023 and 2022, our insurance liabilities amounted to $62 million and $60 million, respectively, and were included in Accrued expenses and Other long-term liabilities on our Consolidated Balance Sheets.
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

Up until the date of the Separation, the operations of the Company were included in the consolidated U.S. federal, certain state, local and foreign income tax returns filed by XPO, where applicable. Income tax expense and other income tax related information contained in the consolidated financial statements up until the date of the Separation were presented on a separate return basis as if the Company had filed its own tax returns. As a result, actual tax transactions included in the consolidated financial statements of XPO may not be included in our consolidated financial statements. Similarly, the tax treatment of certain items reflected in our consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of XPO. Up until the date of the Separation, the income taxes of the Company as presented in the consolidated financial statements may not have been indicative of the income taxes that the Company will incur post-Separation.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of the ASU are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
In December 2023, the FASB issued 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosure.” The ASU seeks to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7%, 9% and 9% of our revenues were generated outside the U.S. (primarily in Canada, Mexico and Asia) for the years ended December 31, 2023, 2022 and 2021, respectively.
Our revenue disaggregated by service offering is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Truck brokerage	$2,358	$2,929	$2,749
Last mile	1,014	1,061	1,016
Managed transportation	439	523	603
Freight forwarding	251	422	434
Eliminations	(135)	(139)	(113)
Total	$3,927	$4,796	$4,689

Our revenue disaggregated by industry sector is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Retail/e-commerce	$1,533	$1,799	$1,771
Industrial/manufacturing	743	817	778
Food and beverage	438	530	585
Automotive	411	390	308
Logistics and transportation	197	338	331
Other	605	922	916
Total	$3,927	$4,796	$4,689
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of December 31, 2023, the fixed consideration component of our remaining performance obligation was approximately $71 million, and we expect approximately 99% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a rollforward of the Company’s restructuring liability, which is included in Accrued expenses in the Consolidated Balance Sheets:

		Year Ended December 31, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Other	Reserve Balance as of December 31, 2023
Severance	$2	$12	$(10)	$—	$4
Facilities	1	4	(3)	—	2
Total	$3	$16	$(13)	$—	$6

		Year Ended December 31, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Other	Reserve Balance as of December 31, 2022
Severance	$—	$10	$(2)	$(6)	$2
Facilities	2	2	(3)	—	1
Contract termination	—	1	(1)	—	—
Total	$2	$13	$(6)	$(6)	$3
We expect the majority of the cash outlays related to the remaining restructuring liability at December 31, 2023 to be complete within twelve months.

5. Property and Equipment
The following table summarizes our property and equipment:

	December 31,
(In millions)	2023	2022
Property and equipment
Buildings and leasehold improvements	$33	$23
Vehicles, tractors and trailers	24	23
Machinery and equipment	41	36
Computer software and equipment	319	278
Total property and equipment, gross	417	360
Less: accumulated depreciation	(293)	(241)
Total property and equipment, net	$124	$119
Net book value of capitalized internally-developed software included in property and equipment, net	$63	$62
Depreciation of property and equipment and amortization of computer software was $55 million, $65 million and $58 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, our long-lived tangible assets outside of the U.S. were not significant.
6. Leases
Most of our leases are operating leases and consist of real estate leases. In addition, we lease trucks, tractors and trailers.
The following amounts are recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2023	2022
Operating leases:
Operating lease assets	$195	$159

Short-term operating lease liabilities	$53	$48
Long-term operating lease liabilities	146	114
Total operating lease liabilities	$199	$162

Finance leases:
Property and equipment, gross	$9	$7
Accumulated depreciation	(4)	(2)
Property and equipment, net	$5	$5

Current portion of obligations under finance leases	$2	$2
Long-term portion of obligations under finance leases	4	4
Total finance lease liabilities	$6	$6

Supplemental weighted-average information for leases is as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	4.2	4.1
Finance leases	3.2	4.3
Weighted-average discount rate
Operating leases	5.2%	4.7%
Finance leases	5.7%	6.1%
The components of our lease expense are as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost	$59	$51	$46
Short-term lease cost	15	10	8
Variable lease cost	15	14	12
Total operating lease cost	$89	$75	$66
Finance lease cost:
Amortization of leased assets	$2	$1	$—
Interest on lease liabilities	1	—	—
Total finance lease cost	$3	$1	$—
Total lease cost	$92	$76	$66
Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57	$49	$41
Financing cash flows for finance leases	2	1	—
Leased assets obtained in exchange for new lease obligations:
Operating leases	100	57	55
Finance leases	2	7	—
Future minimum lease payments as of December 31, 2023 are as follows:

(In millions)	Finance Leases	Operating Leases
2024	$2	$62
2025	2	54
2026	2	41
2027	1	31
2028	—	20
Thereafter	—	15
Total lease payments	7	223
Less: interest	(1)	(24)
Present value of lease liabilities	$6	$199

As of December 31, 2023, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $12 million. These operating leases will commence in 2024, with initial lease terms ranging from 3 years to 7 years.
7. Goodwill and Intangible Assets
There were no cumulative goodwill impairments as of December 31, 2023.
Our identifiable intangible assets consist entirely of customer relationships, all of which are definite-lived. We did not recognize any impairment of our identified intangible assets in 2023 or 2022. During 2023 we retired $1 million of fully amortized customer relationship intangible assets.
Estimated future amortization expense for amortizable intangible assets for the next five years and thereafter is as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$12	$12	$12	$11	$8	$13
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $13 million, $21 million and $24 million for the years ended December 31, 2023, 2022, and 2021, respectively.
8. Debt
The following table summarizes the principal balance and carrying value of our debt:

	December 31, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$5	$5	$—	$—
Term Loan	—	—	100	100
7.50% Notes due 2027 (1)	355	347	355	346
Finance leases, asset financing and other	7	7	9	9
Total debt and obligations under finance leases	367	359	464	455
Less: Current maturities of long-term debt	3	3	4	4
Total long-term debt and obligations under finance leases	$364	$356	$460	$451
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $8 million and $9 million as of December 31, 2023 and December 31, 2022, respectively.

Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter is as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Principal payments on debt	$1	$—	$—	$360	$—	$—

Revolving Credit Agreement
On October 18, 2022, we entered into a five-year, unsecured multi-currency revolving credit facility (the “Revolver”). The Revolver borrowing capacity is up to $500 million, of which $50 million is available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio and minimum interest coverage ratio. At December 31, 2023, the Company was in compliance with the covenants of the Revolver. As of December 31, 2023, we had $5 million outstanding under the Revolver, with interest payable quarterly. Borrowings under the Revolver are payable, at our option, at any time prior to or at maturity on October 18, 2027. The effective interest rate on the Revolver was 6.82% as of December 31, 2023.
On November 2, 2023, the Company exercised a feature to increase the total commitments under its Revolver from $500 million to $600 million.
Term Loan Credit Agreement
On October 18, 2022, we entered into a five-year $100 million unsecured term loan facility (the “Term Loan”). The original maturity date of the Term Loan was November 1, 2027.
In connection with the Revolver commitment increase, on November 2, 2023, the Company repaid all of the outstanding obligations in respect of the $100 million principal amount, interest and fees under the Term Loan and terminated the Term Loan.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of December 31, 2023.
We may redeem the Notes, in whole or in part, at any time on or after November 15, 2024 at a redemption price equal to (i) 103.750% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2024, (ii) 101.875% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2025 and (iii) 100% of the principal amount to be redeemed if the redemption occurs on or after November 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to November 15, 2024, we may also redeem up to 40% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.500% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to November 15, 2024, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium.
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At December 31, 2023, the Company was in compliance with the covenants of the Notes.

9. Fair Value Measurements
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2023 and December 31, 2022, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	December 31, 2023	December 31, 2022
Revolver	3	$5	$—
Term Loan	2	—	95
7.50% Notes due 2027	1	366	358
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
10. Employee Benefit Plan
The Company sponsors a defined contribution plan that is available to employees whose primary place of employment is the U.S. The Company matches up to 4% of employees’ pre-tax contributions, after completing one year of service. The Company’s costs for the defined contribution plan were $9 million, $8 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were primarily included in Sales, general and administrative expense in the Consolidated Statements of Operations.
11. Stockholders’ Equity
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During the twelve months ended 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases in the fourth quarter of 2023. As of December 31, 2023, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares.

12. Stock-Based Compensation
Prior to the Separation, RXO employees participated in XPO’s equity incentive plan, pursuant to which they were granted restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and non-qualified or incentive stock options. All awards granted under these plans were related to XPO common shares. In connection with the Separation, and in accordance with the Employee Matters Agreement (“EMA”) and the RXO, Inc. 2022 Omnibus Incentive Plan (the “2022 Incentive Plan” or the “Plan”) adopted in 2022, the Company’s employees with outstanding former XPO stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation.
In connection with the Separation, certain holders of outstanding XPO share-based compensation awards received an adjusted award consisting of both shares of XPO common stock and shares of RXO common stock. Non-vested shares outstanding, as shown in the table below, exclude 1.7 million and 2.8 million shares held by non-RXO employees at December 31, 2023 and December 31, 2022, respectively, consisting of certain XPO employees, former employees of XPO as of the distribution date, and XPO non-employee directors who remained on the XPO Board of Directors on the distribution date, that will be settled in RXO common stock once vested under the EMA. Additionally, one employee of RXO was granted RSUs and PRSUs in XPO stock in connection with the Separation. Non-vested shares outstanding, as shown in the table below, exclude these 12 thousand and 43 thousand shares at December 31, 2023 and December 31, 2022, respectively, as they will be settled in XPO common stock in accordance with the EMA. The Company recognizes stock-based compensation expense related only to those awards held by RXO employees.
In October 2022, the Company established the 2022 Incentive Plan, which authorizes the issuance of up to 13.9 million shares of common stock as awards. Under the 2022 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards, including stock options, restricted stock, RSUs, PRSUs, stock appreciation rights and cash incentive awards (collectively, “Awards”). As of December 31, 2023, 6.9 million shares of common stock were available for the grant of Awards under the 2022 Incentive Plan.
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
Our stock-based compensation expense is recorded in Sales, general and administrative expense on our Consolidated Statements of Operations:

	Years Ended December 31,
(In millions)	2023	2022	2021
Restricted stock and restricted stock units	$14	$9	$6
Performance-based restricted stock units	5	23	2
Total stock-based compensation expense	$19	$32	$8
Tax benefit on stock-based compensation	$4	$8	$1
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
A summary of RSU and PRSU award activity for the year ended December 31, 2023 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,005,171	$21.68	896,631	$19.68
Granted	1,200,161	20.62	62,605	19.08
Vested	(410,646)	20.85	(229,934)	22.16
Forfeited and canceled	(120,098)	22.68	(29,014)	21.17
Outstanding as of December 31, 2023	1,674,588	$21.06	700,288	$18.74
The total aggregate fair value of RSUs and PRSUs that vested during 2023, 2022 and 2021 was $13 million, $18 million and $5 million, respectively. Total aggregate fair value of awards vested prior to the Separation was derived from XPO's stock price at grant. As of December 31, 2023, all outstanding RSUs vest subject to service conditions and all outstanding PRSUs vest subject to service and performance conditions.
As of December 31, 2023, unrecognized compensation cost related to unvested RSUs and PRSUs of $32 million is anticipated to be recognized over a weighted-average period of approximately 1.71 years.

13. Income Taxes
For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as certain state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.
Income before taxes related to our U.S. and foreign operations is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
U.S.	$(2)	$88	$169
Foreign	6	31	22
Income before income taxes	$4	$119	$191
The components of the income tax provision (benefit) consist of the following:

	Years Ended December 31,
(In millions)	2023	2022	2021
Current:
U.S. Federal	$4	$33	$30
State	3	5	6
Foreign	1	9	2
Total current income tax provision	8	47	38
Deferred:
U.S. Federal	(8)	(17)	4
State	(1)	(3)	(1)
Foreign	1	—	—
Total deferred income tax provision (benefit)	(8)	(20)	3
Total income tax provision	$—	$27	$41
The reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	42.4	3.0	2.6
Non-deductible expenses	81.6	1.5	—
Foreign rate differential	17.1	1.5	0.6
Foreign operations (1)	32.2	(0.8)	0.4
Provision to return and deferred tax adjustments	4.5	(2.4)	(0.1)
Changes in uncertain tax positions	(55.5)	(0.4)	(2.4)
Other	(156.3)	(0.8)	(0.7)
Effective tax rate	(13.0)%	22.6%	21.4%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, and permanent items related to foreign operations.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	December 31,
(In millions)	2023	2022
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$7	$3
Accrued expenses	13	16
Other	11	12
Total deferred tax asset	31	31
Valuation allowance	(1)	(1)
Total deferred tax asset, net	30	30
Deferred tax liability
Intangible assets	(28)	(26)
Property and equipment	(6)	(16)
Other	(1)	(1)
Total deferred tax liability	(35)	(43)
Net deferred tax liability	$(5)	$(13)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2023	2022
Other long-term assets	$2	$3
Deferred tax liability	(7)	(16)
Net deferred tax liability	$(5)	$(13)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards are as follows:

		December 31,
(In millions)	Expiration Date	2023	2022
Federal net operating losses for all U.S. operations		$—	$4
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2024 (1)	1	1
Foreign net operating losses available to offset future taxable income	Various times starting in 2028 (1)	20	5
State tax credit carryforwards	Various times starting in 2026	1	—
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

The balances and activity related to our valuation allowance are as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2023	$1	$—	$—	$1
Year Ended December 31, 2022	1	—	—	1
Year Ended December 31, 2021	2	—	(1)	1
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$—	$1	$4
Reductions due to the statute of limitations	—	(1)	(3)
Ending balance	$—	$—	$1
Interest and penalties	—	2	2
Gross unrecognized tax benefits	$—	$2	$3
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$—	$—	$1
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2023, we have no tax years under examination by the IRS or in any foreign jurisdictions. We are under examination in various states. The U.S. federal tax return after the separation date of November 1, 2022, certain state and local returns after 2016 and non-U.S. returns after 2010 are open under relevant statutes of limitations and are subject to audit.
14. Earnings Per Share
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
In connection with the Separation, outstanding XPO share-based compensation awards held by non-RXO employees, consisting of certain XPO employees, former employees of XPO as of the distribution date, and XPO non-employee directors who remained on the XPO Board of Directors on the distribution date, received an adjusted award consisting of both shares of XPO common stock and shares of RXO common stock. As of the Separation date, 3.3 million total shares, including 2.4 million RSUs and 0.9 million PRSUs, were converted in this manner. Approximately 1.1 million and 0.5 million of these awards vested or were forfeited in 2023 and 2022, respectively, resulting in 1.7 million and 2.8 million shares remaining outstanding at December 31, 2023 and December 31, 2022, respectively. The adjusted RSU awards are subject to the same terms and vesting conditions that applied to the original XPO award immediately before the distribution. The adjusted PRSU awards are subject to the same terms and vesting conditions that applied to the original XPO award immediately before the distribution, provided that the XPO Compensation Committee may modify the applicable performance-based vesting conditions prior to the effective time (including by deeming the applicable performance-based vesting conditions to be achieved at a designated performance level). As these awards will ultimately be settled in RXO shares upon vesting, they have been included in our calculation of diluted weighted-average common shares outstanding as of December 31, 2023 and December 31, 2022.

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
The computations of basic and diluted earnings per share are as follows:

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2021
Net income	$4	$92	$150

Basic weighted-average common shares	116,871	115,335	115,163
Dilutive effect of stock-based awards	2,585	456	—
Diluted weighted-average common shares	119,456	115,791	115,163

Basic earnings per share	$0.03	$0.80	$1.30
Diluted earnings per share	$0.03	$0.79	$1.30

Antidilutive shares excluded from diluted weighted-average common shares	396	1,095	—
15. Commitments and Contingencies
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
We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not believe that the ultimate resolution of any matters to which we are presently a party will have a material adverse effect on our results of operations, cash flows and financial position. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, cash flows and financial position. Legal costs incurred related to these matters are expensed as incurred.

We carry liability and excess umbrella insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. The liability and excess umbrella insurance policies generally do not cover the misclassification claims described in this note. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our results of operations, cash flows or financial position could be negatively impacted.
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
16. Related Party
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
Allocation of General Corporate Expenses
Post-Separation, costs were no longer allocated from XPO to the Company; therefore, no related amounts were reflected on the Company’s financial statements for the year ended December 31, 2023.
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

Costs included in our Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

	Years Ended December 31,
(In millions)	2022	2021
Sales, general and administrative expense	$50	$60
Depreciation and amortization expense	9	9
Transaction and integration costs	46	2
Restructuring costs	7	1
Total	$112	$72
Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties are as follows:

	Years Ended December 31,
(In millions)	2022	2021
Revenue	$109	$181
Costs	$52	$79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the year ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 (the “2024 Proxy Statement”), and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor ID: 185.
The information required by this Item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

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

4.4
Description of the registrant’s securities registered under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2023).

10.1 +
Offer Letter between XPO Logistics, Inc. and Drew Wilkerson, dated May 6, 2022 (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.2 +
Offer Letter between XPO Logistics, Inc. and Jeff Firestone, dated July 19, 2022 (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form 10 filed with the SEC on September 28, 2022).

10.3 +
Offer Letter between XPO Logistics, Inc. and Jamie Harris, dated August 24, 2022 (incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form 10 filed with the SEC on September 28, 2022).

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

Exhibit Number	Description
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

10.11 +
Summary of Non-Employee Director Compensation Program of RXO, Inc. (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.12 +
Form of Performance-Based Restricted Stock Unit Award Agreement under the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 30, 2022).

10.13 +
RXO, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.3 to the registrant’s Form S-8 filed with the Securities and Exchange Commission on October 25, 2022 (File No. 333-268006)).

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
10.17 +
Form of Restricted Stock Unit Award Agreement under the RXO, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2023).

10.18	Incremental Amendment and Lender Joinder Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2023).

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Exhibit Number	Description
97 *	RXO, Inc. Clawback Policy.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2024.

RXO, Inc.

By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of February 2024.

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