Form 10-Q
period 2024-03-31
RXO, Inc.
filed 2024-05-07
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 117,548,465 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$7	$5
Accounts receivable, net of $10 and $12 in allowances, respectively	716	743
Other current assets	47	48
Total current assets	770	796
Long-term assets
Property and equipment, net of $305 and $293 in accumulated depreciation, respectively	121	124
Operating lease assets	200	195
Goodwill	630	630
Identifiable intangible assets, net of $121 and $118 in accumulated amortization, respectively	65	68
Other long-term assets	13	12
Total long-term assets	1,029	1,029
Total assets	$1,799	$1,825
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$372	$414
Accrued expenses	220	199
Short-term debt and current maturities of long-term debt	16	3
Short-term operating lease liabilities	54	53
Other current liabilities	12	13
Total current liabilities	674	682
Long-term liabilities
Long-term debt and obligations under finance leases	351	356
Deferred tax liability	1	7
Long-term operating lease liabilities	150	146
Other long-term liabilities	41	40
Total long-term liabilities	543	549
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 117,544 and 117,026 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	593	590
Retained earnings (Accumulated deficit)	(9)	6
Accumulated other comprehensive loss	(3)	(3)
Total equity	582	594
Total liabilities and equity	$1,799	$1,825
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
Revenue	$913	$1,010
Cost of transportation and services (exclusive of depreciation and amortization)	699	759
Direct operating expense (exclusive of depreciation and amortization)	53	61
Sales, general and administrative expense	145	153
Depreciation and amortization expense	16	18
Transaction and integration costs	1	6
Restructuring costs	11	8
Operating income (loss)	$(12)	$5
Other expense	1	—
Interest expense, net	8	8
Loss before income taxes	$(21)	$(3)
Income tax benefit	(6)	(3)
Net income (loss)	$(15)	$—

Earnings (loss) per share data
Basic earnings (loss) per share	$(0.13)	$—
Diluted earnings (loss) per share	$(0.13)	$—

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117,217	116,600
Diluted weighted-average common shares outstanding	117,217	119,369
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss)	$(15)	$—

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax effect of $— and $—	$—	$—
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(15)	$—
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating activities
Net income (loss)	$(15)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization expense	16	18
Stock compensation expense	5	5
Deferred tax benefit	(7)	—
Other	2	1
Changes in assets and liabilities
Accounts receivable	27	40
Other assets	(1)	(14)
Accounts payable	(41)	(9)
Accrued expenses and other liabilities	21	1
Net cash provided by operating activities	7	42
Investing activities
Payment for purchases of property and equipment	(11)	(12)
Net cash used in investing activities	(11)	(12)
Financing activities
Proceeds from borrowings on revolving credit facilities	39	—
Repayment of borrowings on revolving credit facilities	(31)	—
Payment for tax withholdings related to vesting of stock compensation awards	(2)	(7)
Other	—	(1)
Net cash provided by (used in) financing activities	6	(8)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1
Net increase in cash, cash equivalents and restricted cash	2	23
Cash, cash equivalents, and restricted cash, beginning of period	5	98
Cash, cash equivalents, and restricted cash, end of period	$7	$121
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$23	$10
Cash paid for income taxes, net	1	6
Cash paid for interest, net	1	—
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$594
Net loss	—	—	—	(15)	—	(15)
Other comprehensive income	—	—	—	—	—	—
Stock compensation expense	—	—	5	—	—	5
Vesting of stock compensation awards	518	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Balance as of March 31, 2024	117,544	$1	$593	$(9)	$(3)	$582

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Stock compensation expense	—	—	5	—	—	5
Vesting of stock compensation awards	453	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(7)	—	—	(7)
Balance as of March 31, 2023	116,853	$1	$586	$2	$(4)	$585

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2023 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of March 31, 2024.
Accounting Pronouncements Issued but Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of the ASU are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosure.” The ASU seeks to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of the new guidance.

In March 2024, the SEC issued the final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC voluntarily stayed implementation of the final rules as a result of pending judicial review. These rules, if adopted, will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports, when material. Disclosure requirements, absent the results of pending judicial review, will begin phasing in with the Company’s annual reporting for the year ending December 31, 2025. We are currently evaluating the impact the rules will have on our disclosures.
3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico and Asia) for the three months ended March 31, 2024 and 2023.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Truck brokerage	$564	$600
Last mile	232	240
Managed transportation	97	117
Freight forwarding	55	80
Eliminations	(35)	(27)
Total	$913	$1,010
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Retail/e-commerce	$347	$386
Industrial/manufacturing	193	181
Food and beverage	103	105
Automotive	101	102
Logistics and transportation	42	52
Other	127	184
Total	$913	$1,010
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of March 31, 2024, the fixed consideration component of our remaining performance obligation was approximately $61 million, and we expect approximately 100% of that amount to be recognized over the next 3 years. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.

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
The following is a rollforward of the Company’s restructuring liability, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets:

		Three Months Ended March 31, 2024
(In millions)	Reserve Balance as of December 31, 2023	Charges Incurred	Payments	Reserve Balance as of March 31, 2024
Severance	$4	$8	$(4)	$8
Facilities	2	2	(1)	3
Contract termination	—	1	—	1
Total	$6	$11	$(5)	$12

We expect the majority of the cash outlays related to the remaining restructuring liability at March 31, 2024 to be complete within twelve months.
5. Debt
The following table summarizes the principal balance and carrying value of our debt:

	March 31, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$—	$—	$5	$5
7.50% Notes due 2027 (1)	355	347	355	347
Finance leases, asset financing and short-term debt	20	20	7	7
Total debt and obligations under finance leases	375	367	367	359
Less: Short-term debt and current maturities of long-term debt	16	16	3	3
Total long-term debt and obligations under finance leases	$359	$351	$364	$356
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $8 million and $8 million as of March 31, 2024 and December 31, 2023, respectively.
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million unsecured multi-currency revolving credit facility (the “Revolver”), with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings, with interest payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio not greater than 3.50:1.00 and minimum interest coverage ratio of not less than 3.00:1.00. At March 31, 2024, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at March 31, 2024.
On November 2, 2023, the Company exercised a feature to increase the total commitments under the Revolver from $500 million to $600 million.
On April 11, 2024, the Company and lenders entered into an amendment to increase the consolidated leverage ratio financial covenant level applicable under the Revolver from the fiscal quarter ending June 30, 2024 through the fiscal quarter ending March 31, 2025 (the “Covenant Relief Period”), as follows: (i) to 4.25:1.00 for the fiscal quarters ending June 30, 2024 and September 30, 2024; (ii) to 4.00:1.00 for the fiscal quarter ending December 31, 2024; (iii) to 3.75:1.00 for the fiscal quarter ending March 31, 2025; and (iv) returns to 3.50:1.00 beginning with the fiscal quarter ending June 30, 2025. In addition, during the Covenant Relief Period, the Company and its subsidiaries are subject to restrictions with respect to paying dividends or other distributions on equity interests, share repurchases, and other restricted payments, as well as certain material acquisitions, in each case subject to certain exceptions. The Company can elect to terminate the Covenant Relief Period and the restrictions thereunder if the consolidated leverage ratio financial covenant as of any fiscal quarter end is not greater than 3.50:1.00.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $18 million. This facility has a one-year term and we had $13 million outstanding as of March 31, 2024 classified as short-term debt.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of March 31, 2024.
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
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At March 31, 2024, the Company was in compliance with the covenants of the Notes.
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of March 31, 2024 and December 31, 2023, due to their short-term nature and/or being receivable or payable on demand.

Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	March 31, 2024	December 31, 2023
Revolver	3	$—	$5
7.50% Notes due 2027	1	364	366
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
7. Stockholders’ Equity
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program in the first quarter of 2024. As of March 31, 2024, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.
8. Earnings per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share data)	2024	2023
Net income (loss)	$(15)	$—

Basic weighted-average common shares	117,217	116,600
Dilutive effect of stock-based awards	—	2,769
Diluted weighted-average common shares (1)	117,217	119,369

Basic earnings (loss) per share	$(0.13)	$—
Diluted earnings (loss) per share	$(0.13)	$—

Antidilutive shares excluded from diluted weighted-average common shares	2,514	925
(1)Amounts may not be additive due to rounding.

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
We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not believe that the ultimate resolution of any matters to which we are presently a party will have a material adverse effect on our results of operations, cash flows or financial condition. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, cash flows or financial condition. Legal costs incurred related to these matters are expensed as incurred.
We carry liability and excess umbrella insurance policies that we deem sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. The liability and excess umbrella insurance policies generally do not cover the misclassification claims described in this note. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our results of operations, cash flows or financial condition could be negatively impacted.
Our last mile subsidiary is involved in several class action and collective action cases involving misclassification claims. The misclassification claims related solely to our last mile business, which operated as a wholly owned subsidiary of XPO until the spin-off of RXO was completed.
Pursuant to the Separation and Distribution Agreement between XPO and RXO, the liabilities of XPO’s last mile subsidiary, including legal liabilities, if any, related to the misclassification claims, were spun-off as part of RXO as of November 1, 2022. Pursuant to the Separation and Distribution Agreement, RXO has agreed to indemnify XPO for certain matters relating to RXO, including indemnifying XPO from and against any liabilities, damages, costs, or expenses incurred by XPO arising out of or resulting from the misclassification claims.
In one of the misclassification claims, Muniz v. RXO Last Mile, Inc., the court has granted plaintiffs partial summary judgment and determined our last mile subsidiary misclassified the plaintiff owner/operators as independent contractors when they should have been deemed employees. We are vigorously defending the Company in this matter and believe we have a number of meritorious defenses, and there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2023 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Notable factors driving volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of March 31, 2024, we had approximately 115,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
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
Our last mile offering is an asset-light service that facilitates consumer deliveries performed by highly qualified third-party contractors. We are the largest provider of outsourced last mile transportation for heavy goods in the U.S., positioned within 125 miles of the vast majority of the U.S. population and serving a customer base of omnichannel and e-commerce retailers and direct-to-consumer manufacturers.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2023 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.
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

Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function; salary and benefit costs for executive and certain administration functions; third-party professional fees; facility costs; bad debt expense; and legal costs.
RXO has one reportable segment.
Results of Operations

	Three Months Ended March 31,		Percentage of Revenue
(In millions)	2024	2023	2024	2023
Revenue	$913	$1,010	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	699	759	76.6%	75.1%
Direct operating expense (exclusive of depreciation and amortization)	53	61	5.8%	6.0%
Sales, general and administrative expense	145	153	15.9%	15.1%
Depreciation and amortization expense	16	18	1.8%	1.8%
Transaction and integration costs	1	6	0.1%	0.6%
Restructuring costs	11	8	1.2%	0.8%
Operating income (loss)	$(12)	$5	(1.3)%	0.5%
Other expense	1	—	0.1%	—%
Interest expense, net	8	8	0.9%	0.8%
Loss before income taxes	$(21)	$(3)	(2.3)%	(0.3)%
Income tax benefit	(6)	(3)	(0.7)%	(0.3)%
Net income (loss)	$(15)	$—	(1.6)%	—%
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenue decreased by 9.6% to $913 million in the first quarter of 2024, compared with $1,010 million for the same quarter in 2023. The year-over-year decrease in revenue in the first quarter of 2024 was driven primarily by (i) a $36 million decrease in revenue generated from our truck brokerage business, as a result of a 15% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul, and freight mix, partially offset by an 11% increase in load volume, (ii) a $25 million decrease in revenue generated from our freight forwarding business, driven primarily by a decrease in ocean rates and volume, and (iii) a $20 million decrease in revenue generated from our managed transportation business, driven primarily by a decrease in expedite air rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the first quarter of 2024 was $699 million, or 76.6% of revenue, compared with $759 million, or 75.1% of revenue in the same quarter of 2023. The year-over-year increase as a percentage of revenue during the first quarter of 2024 was driven primarily by a 2.1 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation during the quarter. This was partially offset by an improvement in mix in our freight forwarding business.
Direct operating expense (exclusive of depreciation and amortization) of $53 million in the first quarter of 2024 decreased $8 million, or 13.1%, from $61 million in the same quarter of 2023. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 5.8% in the first quarter of 2024 compared with 6.0% in the same quarter of 2023 due to cost reduction initiatives.
SG&A of $145 million for the first quarter of 2024 decreased $8 million, or 5.2%, from $153 million for the first quarter of 2023. As a percentage of revenue, SG&A increased to 15.9% in the first quarter of 2024 compared to 15.1% for the same quarter of 2023 due to higher compensation-related costs of 0.4 percentage points reflecting deleverage on lower revenue. This was partially offset by cost savings from restructuring actions executed in 2023 and the first quarter of 2024. We anticipate the restructuring actions executed in 2023 and the first quarter of 2024 will result in combined cost savings of more than $60 million annually.

Depreciation and amortization expense for the first quarter of 2024 was $16 million, compared with $18 million for the same quarter in 2023, flat year-over-year as a percentage of revenue.
Transaction and integration costs for the first quarter of 2024 and 2023 were $1 million and $6 million, respectively, and primarily comprised spin-off related costs.
Restructuring costs for the first quarter of 2024 and 2023 were $11 million and $8 million, respectively, and primarily comprised severance costs.
Our effective income tax rates were 27.7% and 106.0% for the first quarter of 2024 and 2023, respectively. The effective tax rate for the first quarter of 2024 was calculated using the discrete method. The effective tax rate for the first quarter of 2023 was based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the period presented. Our effective tax rate for the first quarter of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. Our effective tax rate for the first quarter of 2023 differs from the U.S. corporate income tax rate of 21% primarily due to a tax benefit of $2 million from changes in reserves for uncertain tax positions. The impact of this driver was enhanced due to our low pre-tax loss in the first quarter of 2023.
Liquidity and Capital Resources
Overview
Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by utilization of our revolving credit facility (the “Revolver”). Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and share repurchases. The timing and magnitude of our growth and working capital needs can vary and may positively or negatively impact our cash flows.
We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Capital Expenditures
Our 2024 capital expenditures include capital allocations associated with strategic investments in technology, equipment and real estate. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
We were in compliance with all covenants and other provisions of our outstanding debt and financing arrangements as of March 31, 2024. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 5—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of March 31, 2024.
As discussed further in Note 5—Debt, on April 11, 2024, we amended the Revolver (the “Amendment”). Among other things, the Amendment increases the consolidated leverage ratio financial covenant level applicable under the Revolver from the fiscal quarter ending June 30, 2024 through the fiscal quarter ending March 31, 2025, as follows: (i) to 4.25:1.00 for the fiscal quarters ending June 30, 2024 and September 30, 2024; (ii) to 4.00:1.00 for the fiscal quarter ending December 31, 2024; (iii) to 3.75:1.00 for the fiscal quarter ending March 31, 2025; and (iv) returns to 3.50:1.00 beginning with the fiscal quarter ending June 30, 2025.

Financial Condition
Our asset and liability balances are summarized as follows:

	March 31,	December 31,
(In millions)	2024	2023	$ Change	% Change
Total current assets	$770	$796	$(26)	(3.3)%
Total long-term assets	1,029	1,029	—	—%
Total current liabilities	674	682	(8)	(1.2)%
Total long-term liabilities	543	549	(6)	(1.1)%
Total assets decreased by $26 million from December 31, 2023 to March 31, 2024, driven primarily by a $27 million decrease in accounts receivable as a result of a decrease in revenue. Total liabilities decreased by $14 million from December 31, 2023 to March 31, 2024, driven primarily by a decrease in third party transportation costs.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$7	$42	$(35)	(83.3)%
Net cash used in investing activities	(11)	(12)	1	8.3%
Net cash provided by (used in) financing activities	6	(8)	14	175.0%
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1	(1)	(100.0)%
Net increase in cash, cash equivalents and restricted cash	$2	$23	$(21)	(91.3)%
Net cash provided by operating activities for the first three months of 2024 decreased by $35 million compared with the same period in 2023. The decrease in cash provided by operating activities reflects the impact of (i) a $15 million decrease in net income between periods and (ii) changes in working capital.
Investing activities used $11 million of cash for the first three months of 2024, compared with using $12 million of cash for the same period in 2023. The use of cash in both periods was to purchase property and equipment.
Financing activities provided $6 million of cash for the first three months of 2024, compared with using $8 million of cash for the same period in 2023. The primary source of cash in the first three months of 2024 was $8 million in net proceeds from borrowings. The primary use of cash in the first three months of 2023 was $7 million for payments of tax withholdings related to vesting of stock compensation awards.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2023 included in the 2023 Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended March 31, 2024, as compared with the quantitative and qualitative disclosures about market risk described in the 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the 2023 Form 10-K. There have been no material changes with respect to these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three months ended March 31, 2024.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of March 31, 2024, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three months ended March 31, 2024. For further details, refer to Note 7—Stockholders’ Equity to the condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.19 *+	Form of Performance-Based Restricted Stock Unit Award Agreement under the RXO, Inc. 2022 Omnibus Incentive Compensation Plan.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

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

Date: May 7, 2024		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)