Form 10-Q
period 2024-06-30
RXO, Inc.
filed 2024-08-07
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, there were 117,626,483 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$7	$5
Accounts receivable, net of $9 and $12 in allowances, respectively	725	743
Other current assets	44	48
Total current assets	776	796
Long-term assets
Property and equipment, net of $319 and $293 in accumulated depreciation, respectively	118	124
Operating lease assets	210	195
Goodwill	630	630
Identifiable intangible assets, net of $124 and $118 in accumulated amortization, respectively	62	68
Other long-term assets	17	12
Total long-term assets	1,037	1,029
Total assets	$1,813	$1,825
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$382	$414
Accrued expenses	197	199
Short-term debt and current maturities of long-term debt	16	3
Short-term operating lease liabilities	54	53
Other current liabilities	13	13
Total current liabilities	662	682
Long-term liabilities
Long-term debt and obligations under finance leases	370	356
Deferred tax liabilities	—	7
Long-term operating lease liabilities	160	146
Other long-term liabilities	42	40
Total long-term liabilities	572	549
Commitments and Contingencies (Note 10)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 117,607 and 117,026 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	599	590
Retained earnings (Accumulated deficit)	(16)	6
Accumulated other comprehensive loss	(5)	(3)
Total equity	579	594
Total liabilities and equity	$1,813	$1,825
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$930	$963	$1,843	$1,973
Cost of transportation and services (exclusive of depreciation and amortization)	700	723	1,399	1,482
Direct operating expense (exclusive of depreciation and amortization)	50	59	103	120
Sales, general and administrative expense	154	144	299	297
Depreciation and amortization expense	17	18	33	36
Transaction and integration costs	7	4	8	10
Restructuring costs	2	1	13	9
Operating income (loss)	$—	$14	$(12)	$19
Other expense	—	—	1	—
Interest expense, net	8	8	16	16
Income (loss) before income taxes	$(8)	$6	$(29)	$3
Income tax provision (benefit)	(1)	3	(7)	—
Net income (loss)	$(7)	$3	$(22)	$3

Earnings (loss) per share data
Basic earnings (loss) per share	$(0.06)	$0.03	$(0.19)	$0.03
Diluted earnings (loss) per share	$(0.06)	$0.03	$(0.19)	$0.03

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117,579	116,894	117,398	116,748
Diluted weighted-average common shares outstanding	117,579	119,457	117,398	119,414
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(7)	$3	$(22)	$3

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax effect of $—, $—, $— and $—	$(2)	$—	$(2)	$—
Other comprehensive income (loss)	(2)	—	(2)	—
Comprehensive income (loss)	$(9)	$3	$(24)	$3
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Operating activities
Net income (loss)	$(22)	$3
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization expense	33	36
Stock compensation expense	11	11
Deferred tax expense (benefit)	(9)	2
Other	2	1
Changes in assets and liabilities
Accounts receivable	13	162
Other assets	1	(17)
Accounts payable	(27)	(73)
Accrued expenses and other liabilities	—	(59)
Net cash provided by operating activities	2	66
Investing activities
Payment for purchases of property and equipment	(22)	(28)
Net cash used in investing activities	(22)	(28)
Financing activities
Proceeds from borrowings on revolving credit facilities	119	—
Repayment of borrowings on revolving credit facilities	(92)	—
Payment for tax withholdings related to vesting of stock compensation awards	(3)	(9)
Repurchase of common stock	—	(2)
Repayment of debt and finance leases	(1)	(1)
Other	(1)	(1)
Net cash provided by (used in) financing activities	22	(13)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1
Net increase in cash, cash equivalents and restricted cash	2	26
Cash, cash equivalents, and restricted cash, beginning of period	5	98
Cash, cash equivalents, and restricted cash, end of period	$7	$124
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$49	$36
Cash paid for income taxes, net	2	21
Cash paid for interest, net	15	17
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2024	117,544	$1	$593	$(9)	$(3)	$582
Net loss	—	—	—	(7)	—	(7)
Other comprehensive loss	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	6	—	—	6
Vesting of stock compensation awards	63	—	—	—	—	—
Balance as of June 30, 2024	117,607	$1	$599	$(16)	$(5)	$579

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$594
Net loss	—	—	—	(22)	—	(22)
Other comprehensive loss	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	11	—	—	11
Vesting of stock compensation awards	581	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Balance as of June 30, 2024	117,607	$1	$599	$(16)	$(5)	$579

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2023	116,853	$1	$586	$2	$(4)	$585
Net income	—	—	—	3	—	3
Stock compensation expense	—	—	6	—	—	6
Vesting of stock compensation awards	201	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of June 30, 2023	116,954	$1	$587	$5	$(4)	$589

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	3	—	3
Stock compensation expense	—	—	11	—	—	11
Vesting of stock compensation awards	654	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(10)	—	—	(10)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of June 30, 2023	116,954	$1	$587	$5	$(4)	$589

See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
RXO, Inc. (“RXO”, the “Company” or “we”) is a brokered transportation platform defined by cutting-edge technology and an asset-light business model. The largest component is our core truck brokerage business. Our operations also include asset-light managed transportation and last mile services, which complement our truck brokerage business. We present our operations in the condensed consolidated financial statements as one reportable segment.
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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of June 30, 2024.
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
3. Pending Acquisition
On June 21, 2024, the Company, United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, following the satisfaction or waiver of certain conditions, the Company will purchase (the “Coyote Acquisition”) UPS’ technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom for $1.025 billion in cash, subject to certain customary adjustments.
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico and Asia) for the three months ended June 30, 2024 and 2023, respectively. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico and Asia) for the six months ended June 30, 2024 and 2023, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Truck brokerage	$543	$557	$1,107	$1,157
Last mile	265	261	497	501
Managed transportation	156	176	308	373
Eliminations	(34)	(31)	(69)	(58)
Total	$930	$963	$1,843	$1,973
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Retail/e-commerce	$366	$373	$713	$759
Industrial/manufacturing	184	193	377	374
Automotive	103	105	204	207
Food and beverage	96	107	199	212
Logistics and transportation	41	42	83	94
Other	140	143	267	327
Total	$930	$963	$1,843	$1,973

Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of June 30, 2024, the fixed consideration component of our remaining performance obligation was approximately $48 million, and we expect approximately 100% of that amount to be recognized over the next 3 years. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
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
The following is a rollforward of the Company’s restructuring liability, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets:

		Six Months Ended June 30, 2024
(In millions)	Reserve Balance as of December 31, 2023	Charges Incurred	Payments	Reserve Balance as of June 30, 2024
Severance	$4	$9	$(9)	$4
Facilities	2	3	(3)	2
Contract termination	—	1	—	1
Total	$6	$13	$(12)	$7

We expect the majority of the cash outlays related to the remaining restructuring liability at June 30, 2024 to be complete within twelve months.
6. Debt
The following table summarizes the principal balance and carrying value of our debt:

	June 30, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$18	$18	$5	$5
7.50% Notes due 2027 (1)	355	348	355	347
Finance leases, asset financing and short-term debt	20	20	7	7
Total debt and obligations under finance leases	393	386	367	359
Less: Short-term debt and current maturities of long-term debt	16	16	3	3
Total long-term debt and obligations under finance leases	$377	$370	$364	$356
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $7 million and $8 million as of June 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million unsecured multi-currency revolving credit facility (the “Revolver”), with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings, with interest payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a maximum consolidated leverage ratio not greater than 3.50:1.00 and minimum interest coverage ratio of not less than 3.00:1.00. At June 30, 2024, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at June 30, 2024.
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
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $16 million. This facility has a one-year term and we had $13 million outstanding as of June 30, 2024 classified as short-term debt.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of June 30, 2024.
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
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At June 30, 2024, the Company was in compliance with the covenants of the Notes.

7. Fair Value Measurements
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of June 30, 2024 and December 31, 2023, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	June 30, 2024	December 31, 2023
Revolver	3	$18	$5
7.50% Notes due 2027	1	364	366
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
8. Stockholders’ Equity
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program in the six months ended June 30, 2024. As of June 30, 2024, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.

9. Earnings per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$(7)	$3	$(22)	$3

Basic weighted-average common shares	117,579	116,894	117,398	116,748
Dilutive effect of stock-based awards	—	2,563	—	2,666
Diluted weighted-average common shares (1)	117,579	119,457	117,398	119,414

Basic earnings (loss) per share	$(0.06)	$0.03	$(0.19)	$0.03
Diluted earnings (loss) per share	$(0.06)	$0.03	$(0.19)	$0.03

Antidilutive shares excluded from diluted weighted-average common shares	2,638	333	2,576	629
(1)Amounts may not be additive due to rounding.
10. Commitments and Contingencies
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
In one of the misclassification claims, Muniz v. RXO Last Mile, Inc., we recently reached an agreement to settle the matter without admitting any liability. We have accrued the full amount of the settlement which still requires court approval. Despite this settlement, we continue to believe the other misclassification claims are without merit and we intend to defend the Company vigorously against these matters. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of the other misclassification claims.

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
Business Overview
RXO, Inc. (“RXO”, the “Company” or “we”) is a brokered transportation platform defined by cutting-edge technology and an asset-light business model. The largest component is our core truck brokerage business. Our operations also include asset-light managed transportation and last mile services, which complement our truck brokerage business.
Our truck brokerage business has a history of generating robust free cash flow conversion and a high return on invested capital. Shippers create demand for our service, and we place their freight with qualified independent carriers using our technology. We price our service on either a contract or a spot basis.
Notable factors driving volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of June 30, 2024, we had approximately 118,000 carriers in our North American truck brokerage network, and access to more than 1.5 million trucks.
We provide our customers with highly efficient access to capacity through our digital brokerage technology. This proprietary platform is a major differentiator for our truck brokerage business, and together with our pricing technology, we believe it can unlock incremental profitable growth well beyond our current levels. Our complementary services for managed transportation and last mile also utilize our digital brokerage technology.

Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage and last mile. Our managed transportation offering includes bespoke load planning and procurement, complex solutions tailored to specific challenges, performance monitoring, engineering and data analytics, among other services. Our control tower solution leverages the expertise of a dedicated team focused on continuous improvement, and digital, door-to-door visibility into order status and freight in transit. In addition, we offer technology-enabled managed expedite services that automate transportation procurement for time-critical freight moved by road and air charter carriers. We also offer freight forwarding services, including facilitation of ocean and air transportation, customs brokerage and additional domestic services.
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
Pending Acquisition
On June 21, 2024, the Company, United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, following the satisfaction or waiver of certain conditions, the Company will purchase (the “Coyote Acquisition”) UPS’ technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (the “Acquired Business”) for $1.025 billion in cash, subject to certain customary adjustments.
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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.
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
RXO has one reportable segment.
Results of Operations

	Three Months Ended June 30,		Percentage of Revenue
(In millions)	2024	2023	2024	2023
Revenue	$930	$963	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	700	723	75.3%	75.1%
Direct operating expense (exclusive of depreciation and amortization)	50	59	5.4%	6.1%
Sales, general and administrative expense	154	144	16.6%	15.0%
Depreciation and amortization expense	17	18	1.8%	1.9%
Transaction and integration costs	7	4	0.8%	0.4%
Restructuring costs	2	1	0.2%	0.1%
Operating income	$—	$14	—%	1.5%
Other expense	—	—	—%	—%
Interest expense, net	8	8	0.9%	0.8%
Income (loss) before income taxes	$(8)	$6	(0.9)%	0.6%
Income tax provision (benefit)	(1)	3	(0.1)%	0.3%
Net income (loss)	$(7)	$3	(0.8)%	0.3%
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenue decreased by 3.4% to $930 million in the second quarter of 2024, compared with $963 million for the same quarter in 2023. The year-over-year decrease in revenue in the second quarter of 2024 was driven primarily by (i) a $20 million decrease in revenue generated from our managed transportation business, driven primarily by a decrease in ocean and expedite air rates and volume and (ii) a $14 million decrease in revenue generated from our truck brokerage business, as a result of a 7% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices and freight mix, partially offset by a 4% increase in load volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the second quarter of 2024 was $700 million, or 75.3% of revenue, compared with $723 million, or 75.1% of revenue in the same quarter of 2023. The year-over-year increase as a percentage of revenue during the second quarter of 2024 was driven primarily by a 0.5 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation during the quarter.
Direct operating expense (exclusive of depreciation and amortization) of $50 million in the second quarter of 2024 decreased $9 million, or 15.3%, from $59 million in the same quarter of 2023. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 5.4% in the second quarter of 2024 compared with 6.1% in the same quarter of 2023 due to cost reduction initiatives.

SG&A of $154 million in the second quarter of 2024 increased $10 million, or 6.9%, from $144 million in the second quarter of 2023. As a percentage of revenue, SG&A increased to 16.6% in the second quarter of 2024 compared with 15.0% for the same quarter of 2023 due to a 1.0 percentage point increase in professional and consulting expense. This was partially offset by cost savings from restructuring actions executed in 2023 and the first six months of 2024. We anticipate the restructuring actions executed in 2023 and the first six months of 2024 will result in combined cost savings of more than $65 million annually.
Depreciation and amortization expense for the second quarter of 2024 was $17 million, compared with $18 million for the same quarter in 2023.
Transaction and integration costs for the second quarter of 2024 and 2023 were $7 million and $4 million, respectively, and primarily comprised acquisition and spin-off related costs.
Restructuring costs for the second quarter of 2024 and 2023 were $2 million and $1 million, respectively, and primarily comprised severance costs.
Our effective income tax rates were 11.3% and 44.0% for the second quarter of 2024 and 2023, respectively. The effective tax rate for the second quarter of 2024 was calculated using the discrete method. The effective tax rate for the second quarter of 2023 was based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the period presented. Our effective tax rate for the second quarter of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of discrete tax items when experiencing a pre-tax loss. Our effective tax rate for the second quarter of 2023 differs from the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S and non-deductible expenses. The impact of this driver was enhanced due to our low pre-tax income in the second quarter of 2023.

	Six Months Ended June 30,		Percentage of Revenue
(In millions)	2024	2023	2024	2023
Revenue	$1,843	$1,973	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,399	1,482	75.9%	75.1%
Direct operating expense (exclusive of depreciation and amortization)	103	120	5.6%	6.1%
Sales, general and administrative expense	299	297	16.2%	15.1%
Depreciation and amortization expense	33	36	1.8%	1.8%
Transaction and integration costs	8	10	0.4%	0.5%
Restructuring costs	13	9	0.7%	0.5%
Operating income (loss)	$(12)	$19	(0.7)%	1.0%
Other expense	1	—	0.1%	—%
Interest expense, net	16	16	0.9%	0.8%
Income (loss) before income taxes	$(29)	$3	(1.6)%	0.2%
Income tax provision (benefit)	(7)	—	(0.4)%	—%
Net income (loss)	$(22)	$3	(1.2)%	0.2%
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenue decreased by 6.6% to $1.8 billion in the first six months of 2024, compared with $2.0 billion for the same period in 2023. The year-over-year decrease in revenue in the first six months of 2024 was driven primarily by (i) a $65 million decrease in revenue generated from our managed transportation business, driven primarily by a decrease in ocean and expedite air rates and volume and (ii) a $50 million decrease in revenue generated from our truck brokerage business, as a result of an 11% reduction in revenue per load, which was impacted by a combination of transportation market rates, fuel prices, length of haul and freight mix, partially offset by an 8% increase in load volume.

Cost of transportation and services (exclusive of depreciation and amortization) in the first six months of 2024 was $1.4 billion, or 75.9% of revenue, compared with $1.5 billion, or 75.1% of revenue, for the same period in 2023. The year-over year increase as a percentage of revenue in the first six months of 2024 was driven primarily by a 1.4 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation.
Direct operating expense (exclusive of depreciation and amortization) of $103 million in the first six months of 2024 decreased $17 million, or 14.2%, from $120 million in the same period in 2023. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 5.6% in the first six months of 2024 compared with 6.1% in the same quarter of 2023 due to cost reduction initiatives.
SG&A of $299 million in the first six months of 2024 increased $2 million, or 0.7%, from $297 million in the first six months of 2023. As a percentage of revenue, SG&A increased to 16.2% in the first six months of 2024 compared with 15.1% for the same period of 2023 due to a 0.7 percentage point increase in professional and consulting expense. This was partially offset by cost savings from restructuring actions executed in the first six months of 2024. We anticipate the restructuring actions executed in 2023 and the first six months of 2024 will result in combined cost savings of more than $65 million annually.
Depreciation and amortization expense for the first six months of 2024 was $33 million, compared with $36 million for the same period in 2023, flat year-over-year as a percentage of revenue.
Transaction and integration costs for the first six months of 2024 and 2023 were $8 million and $10 million, respectively, and primarily comprised acquisition and spin-off related costs.
Restructuring costs for the first six months of 2024 and 2023 were $13 million and $9 million, respectively, and primarily comprised severance costs.
Our effective income tax rates were 22.9% and (11.0)% for the first six months of 2024 and 2023, respectively. The effective tax rate for the first six months of 2024 was calculated using the discrete method. The effective tax rate for the first six months of 2023 was based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the first six months of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to state income taxes. Our effective tax rate for the first six months of 2023 differs from the U.S. corporate income tax rate of 21% primarily due to a discrete tax benefit of $2 million from changes in reserves for uncertain tax positions, partially offset by state income taxes within the U.S. and non-deductible expenses.
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

Debt and Financing Arrangements
We were in compliance with all covenants and other provisions of our outstanding debt and financing arrangements as of June 30, 2024. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 6—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of June 30, 2024.
As discussed further in Note 6—Debt, on April 11, 2024, we amended the Revolver (the “Amendment”). Among other things, the Amendment increases the consolidated leverage ratio financial covenant level applicable under the Revolver from the fiscal quarter ending June 30, 2024 through the fiscal quarter ending March 31, 2025, as follows: (i) to 4.25:1.00 for the fiscal quarters ending June 30, 2024 and September 30, 2024; (ii) to 4.00:1.00 for the fiscal quarter ending December 31, 2024; (iii) to 3.75:1.00 for the fiscal quarter ending March 31, 2025; and (iv) returns to 3.50:1.00 beginning with the fiscal quarter ending June 30, 2025.
Financial Condition
Our asset and liability balances are summarized as follows:

	June 30,	December 31,
(In millions)	2024	2023	$ Change	% Change
Total current assets	$776	$796	$(20)	(2.5)%
Total long-term assets	1,037	1,029	8	0.8%
Total current liabilities	662	682	(20)	(2.9)%
Total long-term liabilities	572	549	23	4.2%
Total assets decreased by $12 million from December 31, 2023 to June 30, 2024, driven primarily by a $18 million decrease in accounts receivable as a result of a decrease in revenue. Total liabilities increased by $3 million from December 31, 2023 to June 30, 2024, driven primarily by an increase in debt and operating lease liabilities, partially offset by a decrease in third party transportation costs.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$2	$66	$(64)	(97.0)%
Net cash used in investing activities	(22)	(28)	6	21.4%
Net cash provided by (used in) financing activities	22	(13)	35	269.2%
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1	(1)	(100.0)%
Net increase in cash, cash equivalents and restricted cash	$2	$26	$(24)	(92.3)%
Net cash provided by operating activities for the first six months of 2024 decreased by $64 million compared with the same period in 2023. The decrease in cash provided by operating activities reflects the impact of (i) a $25 million decrease in net income between periods and (ii) changes in working capital.
Investing activities used $22 million of cash for the first six months of 2024, compared with using $28 million of cash for the same period in 2023. The use of cash in both periods was to purchase property and equipment.

Financing activities provided $22 million of cash for the first six months of 2024, compared with using $13 million of cash for the same period in 2023. The primary source of cash in the first six months of 2024 was $27 million in net proceeds from borrowings on revolving credit facilities. The primary uses of cash in the first six months of 2023 were (i) $9 million for payments of tax withholdings related to vesting of stock compensation awards and (ii) $2 million for the repurchase of common stock.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended June 30, 2024, as compared with the quantitative and qualitative disclosures about market risk described in the 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the 2023 Form 10-K. There have been no material changes with respect to these risk factors, except as set forth below.
Risks Related to Pending Acquisition of Coyote Logistics
We may be unable to integrate the Acquired Business successfully and realize the anticipated benefits of the Coyote Acquisition.
On June 21, 2024, we entered into a Purchase Agreement to purchase the Acquired Business for $1.025 billion in cash, subject to certain customary adjustments. If the Coyote Acquisition is completed, the successful integration of the Acquired Business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses include, among other things:
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of the Acquired Business;
•the difficulties harmonizing differences in the business cultures of our company and the Acquired Business;
•the inability to successfully integrate our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the Coyote Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the Acquired Business into our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and the Acquired Business;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.
We will incur substantial expenses to consummate the proposed Coyote Acquisition but may not realize the anticipated cost synergies and other benefits. In addition, even if we are able to integrate the Acquired Business successfully, the anticipated benefits of the pending Coyote Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the Coyote Acquisition, we may encounter difficulties in the integration of the operations of the Acquired Business and may fail to realize the full benefits and synergies of the Coyote Acquisition, which could adversely impact our business, results of operation and financial condition.

The Acquired Business may have liabilities that are not known to us.
The Acquired Business may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of the Acquired Business. We cannot assure you that the indemnification available to us under the Purchase Agreement in respect of the Coyote Acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of the Acquired Business or property that we will assume upon consummation of the Coyote Acquisition. We may learn additional information about the Acquired Business that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Acquisition accounting adjustments could adversely affect our financial results.
We will account for the completion of the Coyote Acquisition using the acquisition method of accounting. We will allocate the total estimated purchase price to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the Coyote Acquisition record the excess, if any, of the purchase price over those fair values as goodwill. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
The Coyote Acquisition may not be completed within the expected timeframe, or at all, and the failure to complete the Coyote Acquisition could impact our stock price and our future business and financial results.
There can be no assurance that the Coyote Acquisition will be completed in the expected timeframe, or at all. The Purchase Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Coyote Acquisition. We can provide no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the Coyote Acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable).
If the Coyote Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:
•depending on the reasons for the failure to complete the Coyote Acquisition, we could be liable to UPS for monetary or other damages in connection with the termination or breach of the Purchase Agreement;
•we have dedicated significant time and resources, financial and otherwise, in planning for the Coyote Acquisition and the associated integration, of which we would lose the benefit if the Coyote Acquisition is not completed;
•we are responsible for certain transaction costs relating to the Coyote Acquisition, whether or not the Coyote Acquisition is completed;
•while the Purchase Agreement is in force, we are subject to certain restrictions on the conduct of our business, including taking any action that that would reasonably be expected to have a material negative impact on or materially delay the satisfaction of the conditions in the Purchase Agreement required to consummate the Coyote Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the Coyote Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Coyote Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Coyote Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the Coyote Acquisition or to enforcement proceedings commenced against us to perform our obligations under the Purchase Agreement. If the Coyote Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.
While the Coyote Acquisition is pending, we and Coyote Logistics will be subject to business uncertainties that could adversely affect our respective businesses.
Our success following the Coyote Acquisition will depend in part upon the ability of us and Coyote Logistics to maintain our respective business relationships. Uncertainty about the effect of the Coyote Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us and the Acquired Business. Customers, suppliers and others who deal with us or Coyote Logistics may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Coyote Acquisition that could negatively affect the revenues, earnings and cash flows of our company or the Acquired Business. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three or six months ended June 30, 2024.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of June 30, 2024, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three or six months ended June 30, 2024. For further details, refer to Note 8—Stockholders’ Equity to the condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Purchase Agreement, dated as of June 21, 2024, by and among RXO, Inc., United Parcel Service of America, Inc., UPS Corporate Finance S.À R.L. and UPS SCS (UK) LTD. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2024).

10.1
Amendment No. 2 to the Revolving Credit Agreement, dated as of April 11, 2024, entered into by and among RXO, Inc., each lender party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2024).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

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

Date: August 7, 2024		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)