Form 10-Q
period 2024-09-30
RXO, Inc.
filed 2024-11-07
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, there were 160,790,056 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$55	$5
Accounts receivable, net of $9 and $12 in allowances, respectively	1,138	743
Other current assets	62	48
Total current assets	1,255	796
Long-term assets
Property and equipment, net of $300 and $293 in accumulated depreciation, respectively	175	124
Operating lease assets	333	195
Goodwill	1,027	630
Identifiable intangible assets, net of $130 and $118 in accumulated amortization, respectively	565	68
Other long-term assets	37	12
Total long-term assets	2,137	1,029
Total assets	$3,392	$1,825
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$572	$414
Accrued expenses	262	199
Short-term debt and current maturities of long-term debt	15	3
Short-term operating lease liabilities	75	53
Other current liabilities	23	13
Total current liabilities	947	682
Long-term liabilities
Long-term debt and obligations under finance leases	352	356
Deferred tax liabilities	115	7
Long-term operating lease liabilities	261	146
Other long-term liabilities	65	40
Total long-term liabilities	793	549
Commitments and Contingencies (Note 12)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 160,790 and 117,026 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	1,914	590
Retained earnings (Accumulated deficit)	(259)	6
Accumulated other comprehensive loss	(5)	(3)
Total equity	1,652	594
Total liabilities and equity	$3,392	$1,825
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$1,040	$976	$2,883	$2,949
Cost of transportation and services (exclusive of depreciation and amortization)	809	742	2,208	2,224
Direct operating expense (exclusive of depreciation and amortization)	49	59	152	179
Sales, general and administrative expense	149	148	448	445
Depreciation and amortization expense	21	16	54	52
Transaction and integration costs	30	2	38	12
Restructuring costs	2	3	15	12
Operating income (loss)	$(20)	$6	$(32)	$25
Other expense	216	1	217	1
Interest expense, net	6	8	22	24
Income (loss) before income taxes	$(242)	$(3)	$(271)	$—
Income tax provision (benefit)	1	(2)	(6)	(2)
Net income (loss)	$(243)	$(1)	$(265)	$2

Earnings (loss) per share data
Basic	$(1.81)	$(0.01)	$(2.15)	$0.02
Diluted	$(1.81)	$(0.01)	$(2.15)	$0.02

Weighted-average common shares outstanding
Basic	134,095	116,970	123,004	116,823
Diluted	134,095	116,970	123,004	119,415
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(243)	$(1)	$(265)	$2

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax effect of $—, $—, $— and $—	$—	$—	$(2)	$—
Other comprehensive income (loss)	—	—	(2)	—
Comprehensive income (loss)	$(243)	$(1)	$(267)	$2
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating activities
Net income (loss)	$(265)	$2
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization expense	54	52
Stock compensation expense	17	16
Deferred tax benefit	(12)	(1)
Deemed non-pro rata distribution	216	—
Other	3	4
Changes in assets and liabilities
Accounts receivable	(8)	114
Other assets	22	(13)
Accounts payable	(47)	(56)
Accrued expenses and other liabilities	15	(48)
Net cash provided by (used in) operating activities	(5)	70
Investing activities
Payment for purchases of property and equipment	(33)	(46)
Business acquisition, net of cash acquired	(1,019)	—
Other	—	(1)
Net cash used in investing activities	(1,052)	(47)
Financing activities
Proceeds from borrowings on revolving credit facilities	203	—
Repayment of borrowings on revolving credit facilities	(193)	—
Proceeds from issuance of common stock and pre-funded warrants	1,125	—
Payment for equity issuance costs	(30)	—
Payment for tax withholdings related to vesting of stock compensation awards	(4)	(12)
Repurchase of common stock	—	(2)
Repayment of debt and finance leases	(3)	(3)
Other	9	—
Net cash provided by (used in) financing activities	1,107	(17)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	50	6
Cash, cash equivalents, and restricted cash, beginning of period	5	98
Cash, cash equivalents, and restricted cash, end of period	$55	$104
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$97	$60
Leased assets obtained in exchange for new finance lease liabilities	—	1
Cash paid for income taxes, net	3	25
Cash paid for interest, net	13	18
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	117,607	$1	$599	$(16)	$(5)	$579
Net loss	—	—	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	—	—
Stock compensation expense	—	—	6	—	—	6
Vesting of stock compensation awards	113	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Deemed non pro-rata distribution	—	—	216	—	—	216
Issuance of common stock and pre-funded warrants, net of issuance costs	43,070	1	1,095	—	—	1,096
Balance as of September 30, 2024	160,790	$2	$1,914	$(259)	$(5)	$1,652

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$594
Net loss	—	—	—	(265)	—	(265)
Other comprehensive loss	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	17	—	—	17
Vesting of stock compensation awards	694	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Deemed non pro-rata distribution	—	—	216	—	—	216
Issuance of common stock and pre-funded warrants, net of issuance costs	43,070	1	1,095	—	—	1,096
Balance as of September 30, 2024	160,790	$2	$1,914	$(259)	$(5)	$1,652

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	116,954	$1	$587	$5	$(4)	$589
Net loss	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	5	—	—	5
Vesting of stock compensation awards	48	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Repurchase of common stock	—	—	—	—	—	—
Balance as of September 30, 2023	117,002	$1	$589	$4	$(4)	$590

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	2	—	2
Stock compensation expense	—	—	16	—	—	16
Vesting of stock compensation awards	702	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(13)	—	—	(13)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of September 30, 2023	117,002	$1	$589	$4	$(4)	$590

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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of September 30, 2024, except for the additional critical accounting policy below.
Business Combinations
We apply the acquisition method of accounting with respect to the identifiable assets and liabilities of a business combination and record the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the cost of the acquired business and the fair value of the assets acquired and liabilities assumed is recognized as goodwill. Estimates of fair value represent management’s best estimate of assumptions and about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions, including customer attrition rates, market comparables and others. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 3—Acquisition to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including but not limited to, the competitive environment, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
Lease liabilities, included in Short-term operating lease liabilities and Long-term operating lease liabilities in the condensed consolidated balance sheets as of the acquisition date, are measured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of RXO as if the acquired leases were new leases as of the acquisition date. Right-of-use assets, included in Operating lease assets in the condensed consolidated balance sheets as of the acquisition date, are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain to exercise.
Accounting Pronouncements Issued but Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of the ASU are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are continuing to evaluate the impact of the new guidance, which we expect to be disclosure only, with no impact to the Company’s consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows.
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

3. Acquisition
On September 16, 2024 (the “acquisition date”), the Company acquired the technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”) from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS (the “Transaction”). We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. We believe the acquisition of Coyote enhances our competitive position with greater scale, a broader array of service offerings and strengths in a more diverse set of end markets.
The Transaction was accounted for under the acquisition method of accounting. The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 include the financial results of Coyote from the acquisition date.
The Company incurred acquisition-related costs of $21 million and $26 million for the three and nine months ended September 30, 2024, respectively, which are included in Transaction and integration costs in the condensed consolidated statements of operations.
The following table summarizes the preliminary allocation of consideration to Coyote’s identifiable tangible and intangible assets acquired and liabilities assumed by the Company at the acquisition date.

(In millions)
Cash and cash equivalents	$19
Accounts receivable	398
Other current assets	35
Property and equipment	60
Intangible assets	509
Operating lease assets	89
Other long-term assets	16
Total assets	$1,126

Accounts payable	$(208)
Accrued expenses	(50)
Short-term operating lease liabilities	(18)
Deferred tax liabilities	(115)
Long-term operating lease liabilities	(71)
Other long-term liabilities	(23)
Total liabilities	$(485)

Net assets acquired	$641
Purchase price	$1,038
Goodwill recorded	$397
The purchase price exceeded the estimated fair value of the net assets acquired, and, as such, the excess was allocated to goodwill. Goodwill will not be amortized but instead will be reviewed for impairment at least annually, absent any indicators of impairment. Goodwill is attributable to synergies expected to be achieved from the combined operations of the Company and Coyote and the assembled workforce. Goodwill recognized in the Transaction is not expected to be deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.
The following table summarizes the preliminary purchase price allocated to the identifiable intangible assets acquired:

(In millions)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$494	15
Trademarks	15	4
Total	$509	15
Coyote’s results of operations are included in the condensed consolidated statements of operations from the acquisition date. The revenue and pre-tax loss included in the condensed consolidated statements of operations for the Coyote acquisition subsequent to the acquisition date was $105 million and $2 million, respectively, for the three and nine months ended September 30, 2024.
The following unaudited pro forma financial information presents the Company’s results of operations as if the Coyote acquisition occurred on January 1, 2023. The unaudited pro forma information includes adjustments for intangible assets acquired and elimination of historical intercompany transactions between RXO and Coyote. The pro forma results for the nine months ended September 30, 2023 includes a non-recurring charge of $216 million related to the deemed non-pro rata distribution. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition been completed as of January 1, 2023 or of the results of our future operations of the combined business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Revenue	$1,574	$1,711	$4,723	$5,308
Loss before income taxes	(32)	(4)	(68)	(211)
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Asia and Europe) for the three months ended September 30, 2024 and 2023, respectively. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Asia and Europe) for the nine months ended September 30, 2024 and 2023, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Truck brokerage	$655	$591	$1,762	$1,748
Last mile	268	256	765	757
Managed transportation	151	163	459	536
Eliminations	(34)	(34)	(103)	(92)
Total	$1,040	$976	$2,883	$2,949
Revenue of $105 million for the Coyote acquisition subsequent to the acquisition date is included in Truck brokerage.

Our revenue disaggregated by industry sector is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Retail/e-commerce	$399	$380	$1,112	$1,139
Industrial/manufacturing	202	188	579	562
Food and beverage	125	117	324	329
Automotive	101	103	305	310
Logistics and transportation	62	52	145	146
Other	151	136	418	463
Total	$1,040	$976	$2,883	$2,949
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of September 30, 2024, the fixed consideration component of our remaining performance obligations was approximately $39 million, and we expect approximately 100% of that amount to be recognized over the next 3 years. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
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
The following is a rollforward of the Company’s restructuring liability, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets:

		Nine Months Ended September 30, 2024
(In millions)	Reserve Balance as of December 31, 2023	Acquisition	Charges Incurred	Payments	Reserve Balance as of September 30, 2024
Severance	$4	$1	$10	$(11)	$4
Facilities	2	—	4	(4)	2
Contract termination	—	—	1	—	1
Total	$6	$1	$15	$(15)	$7

We expect the majority of the cash outlays related to the remaining restructuring liability at September 30, 2024 to be complete within twelve months.

6. Property and Equipment
The following table summarizes our property and equipment:

(In millions)	September 30, 2024	December 31, 2023
Property and equipment
Buildings and leasehold improvements	$45	$33
Vehicles, tractors and trailers	24	24
Machinery and equipment	44	41
Computer software and equipment	362	319
Total property and equipment, gross	475	417
Less: accumulated depreciation	(300)	(293)
Total property and equipment, net	$175	$124
Net book value of capitalized internally-developed software included in property and equipment, net	$103	$63
Depreciation of property and equipment and amortization of computer software was $16 million and $43 million for the three and nine months ended September 30, 2024. Depreciation of property and equipment and amortization of computer software was $12 million and $42 million for the three and nine months ended September 30, 2023.
7. Goodwill and Intangible Assets
The following table presents the changes in Goodwill for the nine months ended September 30, 2024:

(In millions)
Balance as of December 31, 2023	$630
Acquired goodwill	397
Balance as of September 30, 2024	$1,027
Acquired goodwill represents the excess of consideration transferred over the estimated fair value of the underlying net assets acquired resulting from RXO’s acquisition of Coyote. There were no cumulative goodwill impairments as of September 30, 2024.
Our identifiable intangible assets consist of customer relationships and trade names, all of which are definite-lived. We did not recognize any impairment of our identified intangible assets in the three and nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes the balance of our identifiable intangible assets:

(In millions)	September 30, 2024	December 31, 2023
Customer relationships	$680	$186
Trade name	15	—
Total identifiable intangible assets, gross	695	186
Less: Accumulated amortization	(130)	(118)
Total identifiable intangible assets, net	$565	$68
Estimated future amortization expense for amortizable intangible assets for the next five years and thereafter is as follows:

(In millions)	Remaining 2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$17	$50	$45	$44	$41	$368

Actual amounts of amortization expense may differ from estimated amounts due to changes in estimated fair value of intangibles acquired in the acquisition of Coyote during the one-year measurement period, changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $5 million and $11 million for the three and nine months ended September 30, 2024, respectively. Intangible asset amortization expense was $4 million and $10 million for the three and nine months ended September 30, 2023, respectively.
8. Debt
The following table summarizes the principal balance and carrying value of our debt:

	September 30, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$—	$—	$5	$5
7.50% Notes due 2027 (1)	355	349	355	347
Finance leases, asset financing and short-term debt	18	18	7	7
Total debt and obligations under finance leases	373	367	367	359
Less: Short-term debt and current maturities of long-term debt	15	15	3	3
Total long-term debt and obligations under finance leases	$358	$352	$364	$356
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $6 million and $8 million as of September 30, 2024 and December 31, 2023, respectively.
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
The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a minimum interest coverage ratio of not less than 3.00:1.00. On August 8, 2024, the Company and lenders entered into an amendment, which, following the completion of the Coyote acquisition on September 16, 2024, increased the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. At September 30, 2024, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at September 30, 2024.
In addition, the amendment extended, upon the completion date of the Coyote acquisition, the Revolver maturity date five years from the amendment date to September 16, 2029. To the extent there is more than $50 million of the Company’s Notes (as defined below) outstanding on the date that is 91 days prior to the earlier of the extended maturity date and the maturity date of the Notes, then the extended maturity date will be subject to a springing earlier maturity date that is 91 days prior to the earlier of the extended maturity date and the Notes maturity date, unless the Notes are refinanced or replaced with debt that matures at least 91 days after the extended maturity date.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $15 million. This facility has a one-year term and we had $13 million outstanding as of September 30, 2024 classified as short-term debt.

Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of September 30, 2024.
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
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At September 30, 2024, the Company was in compliance with the covenants of the Notes.
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of September 30, 2024 and December 31, 2023, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	September 30, 2024	December 31, 2023
Revolver	3	$—	$5
7.50% Notes due 2027	1	366	366

We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
10. Stockholders’ Equity
On August 12, 2024, the Company entered into purchase agreements with investors to which the Company agreed to issue and sell to the investors in a private placement an aggregate of 20,954,780 shares of the Company’s common stock, par value $0.01 per share (“common stock”), at a purchase price of $20.21 per share and pre-funded warrants to purchase 6,259,471 shares of common stock at a purchase price of $20.20 per warrant. The aggregate gross proceeds from the private placement were $550 million before deducting offering expenses. The Company incurred $6 million in equity issuance costs related to the private placement, which were recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets. Net proceeds from the private placement were used to finance a portion of the acquisition of Coyote on September 16, 2024.
In connection with the private placement, a deemed non-pro rata distribution of $216 million was recorded within Other expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, based on the difference between the issuance price and the closing market price of common stock on August 12, 2024, the effective date of the private placement.
On September 9, 2024 the Company agreed to sell 19,230,770 shares of the Company’s common stock at a public offering price of $26.00 per share. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 2,884,615 shares of common stock, which was exercised in full. The aggregate gross proceeds from the public offering, including the shares issued pursuant to the option granted to and exercised by the underwriters, were $575 million before deducting offering expenses. The Company incurred $24 million in equity issuance costs related to the public offering, which were recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets. Net proceeds from the public offering were used to finance a portion of the acquisition of Coyote on September 16, 2024.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program in the nine months ended September 30, 2024. As of September 30, 2024, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.

11. Earnings per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$(243)	$(1)	$(265)	$2

Basic weighted-average common shares (1)	134,095	116,970	123,004	116,823
Dilutive effect of stock-based awards	—	—	—	2,593
Diluted weighted-average common shares (1) (2)	134,095	116,970	123,004	119,415

Basic earnings (loss) per share	$(1.81)	$(0.01)	$(2.15)	$0.02
Diluted earnings (loss) per share	$(1.81)	$(0.01)	$(2.15)	$0.02

Antidilutive shares excluded from diluted weighted-average common shares	2,880	2,755	2,677	522
(1)Of the 6,259,471 pre-funded warrants issued in the private placement, warrants to purchase 2,558,753 shares of common stock do not require stockholder approval. Therefore, basic and diluted weighted-average common shares include 2,558,753 pre-funded warrants from their August 13, 2024 issuance date, as the exercise price of $0.01 per share is not substantive.
(2)Amounts may not be additive due to rounding.
12. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, environmental liability, commercial disputes, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include several class action and collective action cases involving claims that the contract carriers with which we contract for performance of delivery services, or their delivery workers, should be treated as employees, rather than independent contractors (“misclassification claims”). Plaintiffs in such cases may seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, deductions from wages, penalties and other items), injunctive relief, or both.
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
In one of the misclassification claims, Muniz v. RXO Last Mile, Inc., we recently reached an agreement to settle the matter for an immaterial amount without admitting any liability. We have accrued the full amount of the settlement.
We continue to believe the other misclassification claims are without merit and we intend to defend the Company vigorously in these matters. We do not believe that the incurrence of a loss is probable at this time and, accordingly, we have not accrued for any losses in these matters. Further, the plaintiffs have not quantified damages sought in the other misclassification claims and we are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of the other misclassification claims.

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
Notable factors driving volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds. As of September 30, 2024, we had approximately 150 thousand carriers in our North American truck brokerage network, and access to approximately 1.8 million trucks.
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
Acquisition
On September 16, 2024 (the “acquisition date”), the Company acquired the technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”) from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS. We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. Refer to Note 3—Acquisition to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s acquisition of Coyote.
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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.
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
RXO has one reportable segment.
Results of Operations

	Three Months Ended September 30,		Percentage of Revenue
(In millions)	2024	2023	2024	2023
Revenue	$1,040	$976	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	809	742	77.8%	76.0%
Direct operating expense (exclusive of depreciation and amortization)	49	59	4.7%	6.0%
Sales, general and administrative expense	149	148	14.3%	15.2%
Depreciation and amortization expense	21	16	2.0%	1.6%
Transaction and integration costs	30	2	2.9%	0.2%
Restructuring costs	2	3	0.2%	0.3%
Operating income (loss)	$(20)	$6	(1.9)%	0.6%
Other expense	216	1	20.8%	0.1%
Interest expense, net	6	8	0.6%	0.8%
Loss before income taxes	$(242)	$(3)	(23.3)%	(0.3)%
Income tax provision (benefit)	1	(2)	0.1%	(0.2)%
Net loss	$(243)	$(1)	(23.4)%	(0.1)%
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenue increased by 6.6% to $1,040 million in the third quarter of 2024, compared with $976 million for the same quarter in 2023. The year-over-year increase in revenue in the third quarter of 2024 was driven primarily by a $105 million increase in revenue as a result of the Coyote acquisition in our truck brokerage business. This was partially offset by a $41 million decrease in legacy RXO truck brokerage revenue, driven primarily by a 5% decrease in load volume, as well as a 3% decrease in revenue per load, which was impacted by a combination of fuel prices, freight mix and transportation market rates.
Cost of transportation and services (exclusive of depreciation and amortization) in the third quarter of 2024 was $809 million, or 77.8% of revenue, compared with $742 million, or 76.0% of revenue in the same quarter of 2023. The year-over-year increase as a percentage of revenue during the third quarter of 2024 was driven primarily by a 1.3 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation during the quarter.
Direct operating expense (exclusive of depreciation and amortization) of $49 million in the third quarter of 2024 decreased $10 million, or 16.9%, from $59 million in the same quarter of 2023. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 4.7% in the third quarter of 2024 compared with 6.0% in the same quarter of 2023 due to cost reduction initiatives.

SG&A of $149 million in the third quarter of 2024 increased $1 million, or 0.7%, from $148 million in the third quarter of 2023. As a percentage of revenue, SG&A decreased to 14.3% in the third quarter of 2024 compared with 15.2% for the same quarter of 2023 due to a 0.6 percentage point decrease in compensation-related expenses as a result of cost savings from restructuring actions executed in 2023 and the first nine months of 2024.
Depreciation and amortization expense for the third quarter of 2024 was $21 million, compared with $16 million for the same quarter in 2023. Depreciation and amortization expense for the third quarter of 2024 included $3 million as a result of the Coyote acquisition.
Transaction and integration costs for the third quarter of 2024 and 2023 were $30 million and $2 million, respectively. Transaction and integration costs for the third quarter of 2024 included $29 million as a result of the Coyote acquisition.
Restructuring costs for the third quarter of 2024 and 2023 were $2 million and $3 million, respectively, and primarily comprised severance costs.
Other expense for the third quarter of 2024 includes a one-time charge of $216 million representing a deemed non-pro rata distribution in connection with the private placement common stock issuance completed in August 2024.
Our effective income tax rates were (0.4)% and 50.5% for the third quarter of 2024 and 2023, respectively. The effective tax rate for the third quarter of 2024 was calculated using the discrete method. Our effective tax rate for the third quarter of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of large non-deductible tax items associated with the Coyote acquisition and related common stock issuances. The effective tax rate for the third quarter of 2023 was based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the period presented. Our effective tax rate for the third quarter of 2023 differs from the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S and a discrete tax benefit associated with return to provision true-up.

	Nine Months Ended September 30,		Percentage of Revenue
(In millions)	2024	2023	2024	2023
Revenue	$2,883	$2,949	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	2,208	2,224	76.6%	75.4%
Direct operating expense (exclusive of depreciation and amortization)	152	179	5.3%	6.1%
Sales, general and administrative expense	448	445	15.5%	15.1%
Depreciation and amortization expense	54	52	1.9%	1.8%
Transaction and integration costs	38	12	1.3%	0.4%
Restructuring costs	15	12	0.5%	0.4%
Operating income (loss)	$(32)	$25	(1.1)%	0.8%
Other expense	217	1	7.5%	—%
Interest expense, net	22	24	0.8%	0.8%
Income (loss) before income taxes	$(271)	$—	(9.4)%	—%
Income tax benefit	(6)	(2)	(0.2)%	(0.1)%
Net income (loss)	$(265)	$2	(9.2)%	0.1%

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenue decreased by 2.2% to $2.88 billion in the first nine months of 2024, compared with $2.95 billion for the same period in 2023. The year-over-year decrease in revenue in the first nine months of 2024 was driven primarily by (i) a $91 million decrease in legacy RXO truck brokerage revenue, driven primarily by an 8% decrease in revenue per load, which was impacted by a combination of transportation market rates, freight mix and fuel prices, partially offset by a 3% increase in load volume and (ii) a $77 million decrease in revenue in our managed transportation business, driven primarily by a decrease in ocean and expedite air rates and volume. This was partially offset by a $105 million increase in revenue as a result of the Coyote acquisition in our truck brokerage business.
Cost of transportation and services (exclusive of depreciation and amortization) in the first nine months of 2024 was $2.21 billion, or 76.6% of revenue, compared with $2.22 billion, or 75.4% of revenue, for the same period in 2023. The year-over-year increase as a percentage of revenue in the first nine months of 2024 was driven primarily by a 1.4 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation.
Direct operating expense (exclusive of depreciation and amortization) of $152 million in the first nine months of 2024 decreased $27 million, or 15.1%, from $179 million in the same period in 2023. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 5.3% in the first nine months of 2024 compared with 6.1% in the same quarter of 2023 due to cost reduction initiatives.
SG&A of $448 million in the first nine months of 2024 increased $3 million, or 0.7%, from $445 million in the first nine months of 2023. As a percentage of revenue, SG&A increased to 15.5% in the first nine months of 2024 compared with 15.1% for the same period of 2023 due to a 0.5 percentage point increase in professional and consulting expense. This was partially offset by cost savings from restructuring actions executed in the first nine months of 2024.
Depreciation and amortization expense for the first nine months of 2024 was $54 million, compared with $52 million for the same period in 2023. Depreciation and amortization expense for the first nine months of 2024 included $3 million as a result of the Coyote acquisition.
Transaction and integration costs for the first nine months of 2024 and 2023 were $38 million and $12 million, respectively. Transaction and integration costs for the first nine months of 2024 included $35 million as a result of the Coyote acquisition. Transaction and integration costs for the first nine months of 2023 primarily comprised spin-off related costs.
Restructuring costs for the first nine months of 2024 and 2023 were $15 million and $12 million, respectively, and primarily comprised severance costs.
Other expense for the first nine months of 2024 includes a one-time charge of $216 million representing a deemed non-pro rata distribution in connection with the private placement common stock issuance completed in August 2024.
Our effective income tax rates were 2.2% and (574.3)% for the first nine months of 2024 and 2023, respectively. The effective tax rate for the first nine months of 2024 was calculated using the discrete method. Our effective tax rate for the first nine months of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of large non-deductible tax items associated with the Coyote acquisition and related common stock issuances. The effective tax rate for the first nine months of 2023 was based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. Our effective tax rate for the first nine months of 2023 differs from the U.S. corporate income tax rate of 21% primarily due to a discrete tax benefit of $2 million from changes in reserves for uncertain tax positions.

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
Debt and Financing Arrangements
We were in compliance with all covenants and other provisions of our outstanding debt and financing arrangements as of September 30, 2024. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 8—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of September 30, 2024.
In the third quarter of 2024, the Revolver was amended to increase the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. This amendment also extended the Revolver maturity date to September 16, 2029, subject to a springing earlier maturity date based on outstanding borrowings under the Company’s existing notes. Refer to Note 8—Debt for additional information regarding this amendment.
During the three months ended September 30, 2024, the Company completed both a private placement and public offering of its common stock. Total proceeds from these offerings, net of related issuance costs, of approximately $1.1 billion were used to fund the acquisition of Coyote on September 16, 2024. Refer to Note 10—Stockholders’ Equity for additional information related to the equity issuances.
Financial Condition
Our asset and liability balances are summarized as follows:

	September 30,	December 31,
(In millions)	2024	2023	$ Change	% Change
Total current assets	$1,255	$796	$459	57.7%
Total long-term assets	2,137	1,029	1,108	107.7%
Total current liabilities	947	682	265	38.9%
Total long-term liabilities	793	549	244	44.4%
Total assets and liabilities increased from December 31, 2023 to September 30, 2024, primarily due to the acquisition of Coyote. Refer to Note 3—Acquisition for additional information related to assets acquired and liabilities assumed.

Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities	$(5)	$70	$(75)	(107.1)%
Net cash used in investing activities	(1,052)	(47)	(1,005)	n/m
Net cash provided by (used in) financing activities	1,107	(17)	1,124	n/m
Net increase in cash, cash equivalents and restricted cash	$50	$6	$44	733.3%

n/m - not meaningful
Net cash provided by operating activities for the first nine months of 2024 decreased by $75 million compared with the same period in 2023. The decrease in cash provided by operating activities due primarily to the decrease in net income between periods.
Investing activities used $1,052 million of cash for the first nine months of 2024, compared with using $47 million of cash for the same period in 2023. The primary uses of cash in the nine months ended September 30, 2024 were (i) $1,019 million for the acquisition of Coyote and (ii) $33 million to purchase property and equipment. The primary use of cash in the nine months ended September 30, 2023 was $46 million to purchase property and equipment.
Financing activities provided $1,107 million of cash for the first nine months of 2024, compared with using $17 million of cash for the same period in 2023. The primary source of cash in the nine months ended September 30, 2024 was $1,095 million in net proceeds from the issuance of common stock. The primary uses of cash in the nine months ended September 30, 2023 were (i) $12 million for payments of tax withholdings related to vesting of stock compensation awards, (ii) $3 million for debt and finance lease repayments and (iii) $2 million for the repurchase of common stock.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2023 included in the 2023 Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2023, except for the additional critical accounting policy described in Note 2—Basis of Presentation and Significant Accounting Policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended September 30, 2024, as compared with the quantitative and qualitative disclosures about market risk described in the 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of Coyote on September 16, 2024 and is in the process of integrating the acquired business into the Company’s overall internal controls over financial reporting process.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the 2023 Form 10-K and Quarterly Report on Form 10-Q for the six months ended June 30, 2024. There have been no material changes with respect to these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three or nine months ended September 30, 2024.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of September 30, 2024, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three or nine months ended September 30, 2024. For further details, refer to Note 10—Stockholders’ Equity to the condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
First Amendment to Purchase Agreement, dated as of September 15, 2024, by and among RXO, Inc., United Parcel Service of America, Inc., UPS Corporate Finance S.À R.L., UPS SCS (UK) LTD and UPS Europe SRL (incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

3.1
Second Amended and Restated Bylaws of RXO, Inc., effective as of September 23, 2024 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2024).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2024).

10.1
Amendment No. 3 to the Revolving Credit Agreement, dated as of July 31, 2024, among RXO, Inc., the guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.2
Amendment No. 4 to the Revolving Credit Agreement, dated as of August 8, 2024, among RXO, Inc., the guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.3
Form of Purchase Agreement, dated as of August 12, 2024, by and among the Company and the Investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2024).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

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

Date: November 7, 2024		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)