Form 10-K
period 2024-12-31
RXO, Inc.
filed 2025-02-27
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.0 billion as of June 30, 2024, based upon the closing price of the common stock on that date.
As of February 24, 2025, there were 163,327,709 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

RXO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
Notable factors that enable volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds.
We provide our customers with highly efficient access to capacity through our digital brokerage technology. This proprietary platform is a major differentiator for our truck brokerage business, and together with our pricing technology, we believe it can unlock incremental profitable growth. Our complementary services for managed transportation and last mile also utilize our digital brokerage technology.
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
The Separation
On November 1, 2022, the Company completed its separation from XPO, Inc. (formerly known as XPO Logistics, Inc.) (“XPO”) (the “Spin-off” or the “Separation”) and the Company's common stock began regular-way trading on the New York Stock Exchange under the ticker symbol “RXO.” RXO is a Delaware corporation, which was originally formed in May 2022. The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO, including, but not limited to, a Tax Matters Agreement (“TMA”), an Employee Matters Agreement, a Transition Services Agreement and an Intellectual Property License Agreement.

The Coyote Acquisition
On September 16, 2024 (the “acquisition date”), the Company acquired the technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”), from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS. We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments totaling $10 million, which was paid in the first quarter of 2025. Refer to Note 3 — Acquisition to the consolidated financial statements in this Annual Report on Form 10-K for disclosures regarding the Company’s acquisition of Coyote.
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
We conduct our truck brokerage operations by striving to best utilize our resources of people, technology and data. Our sales representatives communicate with customers about freight that needs to be shipped, and we locate trucks with available capacity using our RXO Connect® technology platform. In addition, our technology interfaces give customers the ability to post their freight loads and tap into truck capacity on our platform. On the supply side, truck drivers and fleet owners use our carrier interfaces to find loads and better utilize their assets. Carriers can bid and book loads online and through our platform’s mobile app. Our brokerage platform synergizes these operating strengths within a single digital freight marketplace.
Drivers of Value Creation
We have identified five key drivers of value creation in our truck brokerage business:
•Critical Scale in an Expanding Industry with Low Penetration: We are one of the largest brokers of full truckload freight transportation in the United States, with a carrier pool that gives us access to vast truck capacity to serve high shipper demand for transportation. We are also well established as a freight broker of choice across diversified industry sectors, with a notable presence in the e-commerce and retail sectors and believe that shippers look to do business with brokers of greater scale. We expect to benefit from both overall industry growth in demand for truckload transportation, and a long runway for increased broker penetration of for-hire trucking.
•Proprietary Technology: We believe our technology strongly differentiates us as a leading innovator of complex brokerage solutions that enhance visibility, reliability, speed, accuracy and cost effectiveness, and by the fully automated transactional capabilities of our digital platform. We have continued to invest in our cutting-edge technology, including artificial intelligence and machine learning, based on decades of high-quality internal data sets that include attributes that we believe are not available elsewhere. As more and more shippers outsource their shipping needs to brokers, we believe they increasingly prefer brokers that have a combination of excellent customer service, people and digital capabilities that we offer.
•Long-Tenured, Blue-Chip Customer Relationships in Attractive Verticals: Our customer base includes numerous long-term relationships with market leaders and other world-class companies across a diverse array of customer verticals. Our tiered sales organization tailors its approach to each prospective customer based on size and profitability potential.

•Asset-Light Model Generates High Returns and Substantial Free Cash Flow: Our asset-light model generates high returns with strong free cash flow characteristics. Because we have invested significantly in our proprietary platform for more than a decade, we believe that we can leverage our historical invested capital to generate strong returns.
•Experienced and Cohesive Leadership and Strong Company Values: Our business operations are led by highly experienced executives who are recognized as leading truck brokerage experts and technologists. These executives have worked together for many years, creating value through operational excellence, data science and a people-centric culture.
Our Strategy
Our strategy is designed to deliver value through our extensive carrier relationships, excellent customer service, automated shipper-carrier interactions, end-to-end digital tracking and data analyses generated by our proprietary algorithms. We believe our services are both highly responsive to customer needs and allow us to be proactive in identifying potential improvements. Furthermore, our culture defines success as mutually beneficial results for our stockholders and other stakeholders.
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
•Continue to attract and retain high-caliber independent carriers to provide third-party transportation services for our customers; and
•Capitalize on our first-mover technology advantage to continue to gain share of the truck brokerage industry by optimizing brokerage processes and pricing for customers and carriers, and by enhancing the productivity of our operations.
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
Overview of Our Digital Brokerage Platform
Our self-learning RXO Connect® digital brokerage platform gives us a scalable framework to continually enhance our service, capture share and reduce costs. This fully automated, cloud-based platform encompasses Freight Optimizer, as well as our mobile app, application programming interface (“API”) integrations, self-service dashboards and real-time functionality for transacting and tracking freight shipments.
The technology gives shippers access to our growing transportation network and our valuable market data, and it gives independent truck drivers the ability to secure loads through our mobile app.
Importantly, our digital brokerage platform creates ongoing value for RXO in four key areas:
•Increases market share and revenue generation by providing real-time visibility into available supply and demand for current and future time periods, leading to optimal transportation management;

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
Customers and Markets
RXO provides services to customers ranging in size from small businesses to Fortune 100 companies and sector leaders. The diversification of our customer base minimizes concentration risk: in 2024, our top 20 customers in total and our top five customers in total accounted for approximately 38% and 23% of our revenue, respectively, with our largest customer accounting for approximately 9.9% of revenue.
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
Our competitors include local, regional, national and international companies operating in North America that offer the same services we provide; some have larger customer bases, significantly more resources and more experience than we have. Our competitors include C.H. Robinson, Echo Global Logistics, Expeditors, Forward Air, Flexport, J.B. Hunt, Landstar System, Total Quality Logistics, and Uber Freight. Due to the competitive nature of our industry, we strive to strengthen existing business relationships and forge new relationships.
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
Regulations Affecting Our Subsidiaries Providing Ocean and Air Transportation
One of our subsidiaries is licensed as a U.S. Customs broker by the U.S. Customs and Border Protection (the “CBP”). All U.S. Customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. In non-U.S. jurisdictions where we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authorities.
Our subsidiaries that offer air freight and expedited air charter transportation services are subject to regulation by the Transportation Security Administration (“TSA”) governing air cargo security for all loads, regardless of origin or destination. One of our subsidiaries is regulated as an “indirect air carrier” by the TSA. The CBP, TSA and relevant non-U.S. governmental agencies provide requirements and guidance and, in some cases, administer licensing requirements and processes applicable to the air freight forwarding industry.
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
Seasonality
Our volumes are typically higher in the fourth quarter due to peak season demand for our services from our customers in the consumer and transportation sectors.
Human Capital Management
Overview
At RXO, our values are the key to our unique culture and ability to deliver for everyone we serve. Led by our passion for technology and solutions, we have a pioneering spirit and entrepreneurial mindset that draws on an agile approach to move quickly and adapt easily. Our success is grounded from a strong governance structure, code of ethics, good corporate citizenship, and commitment to employee engagement. We equally pride ourselves in our ability to perform with excellence, celebrate our unique strengths, operate safely, and build strong relationships. The demand for best-in-class performance shapes our approach to human capital management and ensures we provide an exceptional work environment for our employees.
At RXO, we encourage our employees to bring their authentic selves to work and to welcome everyone, regardless of gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience, veteran status, and disability.
With a focus on making transportation simpler and more effective for everyone, we continually strive to be an employer of choice. We center our program efforts on professional development, competitive compensation, and dedicated loyalty to empowering a safe and purposeful experience for our team members and their families.
Our People
As of December 31, 2024, we operated with 9,873 team members 7,540 full-time and part-time employees and 2,333 temporary workers. Of these employees, 34% were in hourly roles and 66% were in salaried positions. Approximately 36% of our employees are female. Additionally, as of December 31, 2024, fewer than 20 of these employees were covered by a collective bargaining agreement.

RXO Workforce(1)	Total #	Total %
Regular	7,540	76%
Hourly	2,531	34%
Salaried	5,009	66%
Male	4,709	62%
Female	2,748	36%
Others/Undisclosed	83	1%
Temporary	2,333	24%
Total Workforce	9,873	100%
(1) Gender representation includes regular employees who have self-identified.

Our Talent Engagement
We believe acquiring top talent and investing in the development of our people gives us a sustainable competitive advantage. We attract candidates from a variety of talent sources and build our pipeline by offering rewarding and challenging career opportunities. We create exceptional employee training experiences that are innovative and collaborative, and we believe it starts by listening to our people. We garner feedback from our employees through many channels, including surveys, roundtables, town halls, and leadership forums. In turn, we offer numerous career development opportunities including career workshops, forums, online learning, leadership training, high-potential cohorts, and more. Our employees are encouraged to participate in strategic, cross-functional initiatives, allowing them to develop professionally and play a key role in contributing to the Company’s results.
Our Rewards
RXO’s total rewards offering is designed to attract, retain, and drive our people. We provide competitive compensation and benefits from day one. Our comprehensive suite of health and well-being benefit programs supports the various needs of our employees and their families. In addition, RXO continues to cover the majority of health care costs to minimize the inflationary impact on employees.
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
Information about our Executive Officers
Our executive officers are as follows:

Name	Age	Position
Drew Wilkerson	41	Chief Executive Officer
James Harris	62	Chief Financial Officer
Jeff Firestone	54	Chief Legal Officer
Drew Wilkerson is a transportation industry veteran with 18 years of experience in brokerage operations. He joined XPO in May 2012 to spearhead the growth of the company’s flagship truck brokerage hub in Charlotte, North Carolina. In May 2014, he was promoted to regional vice president, with responsibility for major brokerage operations, and served as the key liaison for strategic accounts. In March 2017, he was named president of XPO’s North American brokerage business; and in February 2020, he was named president of XPO’s North American transportation division, with P&L responsibility for truck brokerage, expedite, intermodal, drayage, managed transportation, last mile and freight forwarding. He served in this role until the Separation. Prior to XPO, Mr. Wilkerson held leadership positions in sales, operations, and customer and carrier relationship management with C.H. Robinson Worldwide.

James Harris is a career CFO with over 36 years of experience in B2B sectors, including two decades with public companies. He served as chief financial officer of XPO’s North American transportation division from September 2022, until the Separation. Prior to XPO, he was CFO and treasurer of SPX Technologies from August 2020 to September 2022, and earlier held positions as CFO and then interim CEO of Elevate Textiles, Inc. from April 2019 to August 2020. From 2008 to 2018, he held various executive roles with Coca-Cola Consolidated, the largest independent Coca-Cola franchisee in the United States, including eight years as CFO and two years as executive vice president, business transformation. From 2003 to 2008, he served on the board of directors of Coca-Cola Consolidated. Mr. Harris began his career with Ernst & Young LLP. He serves on the board of trustees of Appalachian State University.
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
Our corporate website is www.rxo.com. On this website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as Proxy Statements on Schedule 14A and amendments to these materials. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. You can also access materials on our website regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You may request a printed copy of these materials without charge by writing to: Investor Relations, RXO, Inc., 11215 North Community House Road, Charlotte, North Carolina 28277.

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
We are subject to one collective bargaining agreement that covers fewer than 20 of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot make assurances that there will not be any work stoppages due to strikes or other job actions in the future. Labor unions may continue to attempt to organize our employees. Further successful unionization by our employees or organizing efforts could lead to business interruptions, work stoppages and the reduction of service levels due to work rules that could have an adverse effect on our customer relationships and our revenues, earnings, financial position and outlook.

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
As of December 31, 2024, we had $374 million of outstanding debt and finance leases, consisting primarily of $355 million of our unsecured notes, in addition to $600 million of undrawn commitments under the unsecured, multi-currency revolving credit facility that matures in 2029 (the “Revolver”). We may also incur additional indebtedness in the future.
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
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers’ cargo while operating as a property freight broker, from time to time, claims may be asserted against us for cargo losses.
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
Our top five customers comprised approximately 23% of our consolidated total revenue for the year ended December 31, 2024. Our largest customer comprised approximately 9.9% of our consolidated total revenue for the year ended December 31, 2024. The sudden loss of one or more major customers could materially and adversely affect our operating results.
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
As of December 31, 2024, we had $1.1 billion of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates—Evaluation of Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Risks Related to the Acquisition of Coyote
We may be unable to integrate Coyote successfully and realize the anticipated benefits of the Coyote acquisition.
On September 16, 2024, we completed the acquisition of Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The successful integration of Coyote and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses include, among other things:
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of Coyote;
•the difficulties harmonizing differences in the business cultures of our company and Coyote;
•the difficulties of integrating Coyote's European business and operating it in a complex commercial and regulatory environment;
•the inability to successfully integrate our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the Coyote acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating Coyote into our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and Coyote;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.

We incurred substantial expenses to consummate the Coyote acquisition but may not realize the anticipated cost synergies and other benefits. In addition, even if we are able to integrate Coyote successfully, the anticipated benefits of the Coyote acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the Coyote acquisition, we may encounter difficulties in the integration of the operations of Coyote and may fail to realize the full benefits and synergies of the Coyote acquisition, which could adversely impact our business, results of operation and financial condition.
Coyote may have liabilities that are not known to us.
Coyote may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations. We cannot assure you that the indemnification available to us under the purchase agreement in respect of the Coyote acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of Coyote or property that we assumed upon consummation of the Coyote acquisition. We may learn additional information about Coyote that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Acquisition accounting adjustments could adversely affect our financial results.
We account for the Coyote acquisition using the acquisition method of accounting. We allocate the total estimated purchase price to net tangible assets and amortizable intangible assets, and based on their fair values as of the acquisition date record the excess, if any, of the purchase price over those fair values as goodwill. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
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
Risks Related to Our Common Stock
Sales of shares of our common stock in connection with registration rights granted to certain stockholders, or the prospect of any such sales, could affect the market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
We have entered into a registration rights agreement (the “Registration Rights Agreement”) with Jacobs Private Equity, LLC (“JPE”), an affiliate of Brad Jacobs, our chairman, as well as purchase agreements with certain significant stockholders that have granted such stockholders certain registration rights. As of December 31, 2024, JPE and the significant stockholders beneficially owned 21.6 million shares of our common stock with registration rights, which represents approximately 13.3% of our outstanding shares of common stock. Any sales in connection with the Registration Rights Agreement and such purchase agreements, or the prospect of any such sales, could adversely impact the market price of our common stock.
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
ITEM 2. PROPERTIES
As of December 31, 2024, we operated 198 principal locations, primarily located in North America, including 21 locations owned or leased by our customers.

Location	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North America	154	2	21	177
Asia	8	—	—	8
Europe	7	—	—	7
Corporate	6	—	—	6
Total	175	2	21	198
(1)Locations owned or leased by customers.
We lease our current executive office located in Charlotte, North Carolina. We believe that our facilities are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to certain legal proceedings is included in Note 17 — Commitments and Contingencies to our consolidated financial statements (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On November 1, 2022, our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “RXO.” As of February 24, 2025, there were approximately 98 registered holders of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stock Performance Graph
The following graph sets forth the cumulative total stockholder return to RXO’s stockholders for the period beginning November 1, 2022, the date of the Separation, through December 31, 2024, as well as the corresponding returns on the Dow Jones Transportation Average and S&P SmallCap 600 index.
The stock performance assumes $100 was invested on November 1, 2022, in our common stock and each index, including reinvestment of dividends through December 31, 2024.

$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
11/1/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024
RXO, Inc.
Dow Jones Transportation Average
S&P SmallCap 600

	11/1/2022	12/31/2022	6/30/2023	12/31/2023	6/30/2024	12/31/2024
RXO, Inc.	$100.00	$90.24	$118.94	$122.04	$137.20	$125.08
Dow Jones Transportation Average	$100.00	$99.05	$114.86	$117.59	$114.01	$117.56
S&P SmallCap 600	$100.00	$96.39	$101.28	$109.77	$108.00	$117.26
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
This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Notable factors that enable volume growth in our business include our ability to access massive truckload capacity for shippers through our carrier relationships; our proprietary, cutting-edge technology; our strong management expertise; and favorable long-term industry tailwinds.
We provide our customers with highly efficient access to capacity through our digital brokerage technology. This proprietary platform is a major differentiator for our truck brokerage business, and together with our pricing technology, we believe it can unlock incremental profitable growth. Our complementary services for managed transportation and last mile also utilize our digital brokerage technology.
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

The Coyote Acquisition
On the acquisition date, the Company acquired Coyote from UPS and certain subsidiaries of UPS. We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments totaling $10 million, which was paid in the first quarter of 2025. Refer to Note 3 — Acquisition to the consolidated financial statements in this Annual Report on Form 10-K for disclosures regarding the Company’s acquisition of Coyote.
Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The impact of macroeconomic conditions, including but not limited to, prolonged inflation, higher interest rates and capital costs, exchange rate volatility, increased shipping costs, labor disputes, reduced discretionary consuming spending, increased tariffs and international conflicts, could negatively impact our financial results. We continue to monitor the evolving macroeconomic environment and the impact to our business. For further discussion of potential impacts of these macroeconomic effects on our business, refer to Item 1A — Risk Factors.
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

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including RXO. The charges reflected have either been specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, cash flows and financial position had the Company been a standalone entity during the periods presented. The majority of these allocated costs are recorded within SG&A; Depreciation and amortization expense; Transaction and integration costs; and Restructuring costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by RXO to XPO in the year in which the cost was recorded in the Consolidated Statements of Operations.
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
RXO has one reportable segment.

Results of Operations

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Revenue	$4,550	$3,927	$4,796	100.0%	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	3,565	2,967	3,624	78.4%	75.6%	75.6%
Direct operating expense (exclusive of depreciation and amortization)	202	235	226	4.4%	6.0%	4.7%
Sales, general and administrative expense	666	591	640	14.6%	15.0%	13.3%
Depreciation and amortization expense	87	67	86	1.9%	1.7%	1.8%
Transaction and integration costs	53	12	84	1.2%	0.3%	1.8%
Restructuring costs	33	16	13	0.7%	0.4%	0.3%
Operating income (loss)	(56)	39	123	(1.2)%	1.0%	2.6%
Other expense	218	3	—	4.8%	0.1%	—%
Interest expense, net	30	32	4	0.7%	0.8%	0.1%
Income (loss) before income taxes	(304)	4	119	(6.7)%	0.1%	2.5%
Income tax provision (benefit)	(14)	—	27	(0.3)%	—%	0.6%
Net income (loss)	$(290)	$4	$92	(6.4)%	0.1%	1.9%
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Revenue increased by 15.9% to $4.6 billion in 2024, compared with $3.9 billion in 2023. The year-over-year increase in revenue was driven primarily by a $796 million increase in revenue as a result of the Coyote acquisition in our truck brokerage business. This was partially offset by (i) a $125 million decrease in legacy RXO truck brokerage revenue, driven primarily by a 7% decrease in revenue per load, which was impacted by a combination of fuel prices, freight mix and transportation market rates, partially offset by a 1% increase in legacy RXO load volume and (ii) a $90 million decrease in revenue in our managed transportation business, driven primarily by a decrease in ocean and expedite air rates and volume.
Cost of transportation and services (exclusive of depreciation and amortization) in 2024 was $3.6 billion, or 78.4% of revenue, compared with $3.0 billion, or 75.6% of revenue in 2023. The year-over-year increase as a percentage of revenue in 2024 was driven primarily by (i) a 1.6 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation, and (ii) a 0.5 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $202 million in 2024 decreased $33 million, or 14.0%, compared with $235 million in 2023. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 4.4% in 2024 compared to 6.0% in 2023 due to cost reduction initiatives.
SG&A of $666 million in 2024 increased $75 million, or 12.7%, from $591 million in 2023, primarily due to the Coyote acquisition. As a percentage of revenue, SG&A decreased to 14.6% in 2024 compared with 15.0% in 2023 driven primarily by cost savings from restructuring actions executed in 2024.
Depreciation and amortization expense in 2024 was $87 million, compared with $67 million in 2023. Depreciation and amortization expense for 2024 included $19 million as a result of the Coyote acquisition.
Transaction and integration costs in 2024 and 2023 were $53 million and $12 million, respectively. Transaction and integration costs for 2024 included $49 million as a result of the Coyote acquisition. Transaction and integration costs for 2023 primarily comprised spin-off related costs.

Restructuring costs in 2024 and 2023 were $33 million and $16 million, respectively, and primarily comprised severance and operating lease impairment costs.
Other expense in 2024 includes a one-time charge of $216 million representing a deemed non-pro rata distribution in connection with the private placement common stock issuance completed in August 2024, based on the difference between the issuance price and the closing market price of common stock on August 12, 2024, the effective date of the private placement.
Our effective income tax rates were 4.6% and (13.0)% for 2024 and 2023, respectively. Our effective tax rate for 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of large non-deductible tax items associated with the Coyote acquisition and related common stock issuances. Our effective tax rate for 2023 differs from the U.S. corporate income tax rate of 21% primarily due to a discrete tax benefit of $2 million from changes in reserves for uncertain tax positions.
Liquidity and Capital Resources
Overview
Our ability to fund our operations and anticipated capital needs are reliant upon the generation of cash from operations, supplemented as necessary by utilization of our revolving credit facilities. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, share repurchases and strategic business development transactions. The timing and magnitude of our growth and working capital needs can vary and may positively or negatively impact our cash flows.
We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months and thereafter, for the foreseeable future.
Capital Expenditures
Our 2024 capital expenditures include capital associated with strategic investments in technology, equipment and real estate. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts and availability of labor and equipment. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million, unsecured, multi-currency revolving credit facility (the “Revolver”) with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company's credit ratings. There were no amounts outstanding under the Revolver as of December 31, 2024.
On November 2, 2023, the Company exercised a feature to increase the total commitments under its Revolver from $500 million to $600 million.

The Revolver requires the Company to maintain a minimum interest coverage ratio of not less than 3.00:1.00. On August 8, 2024, the Company and lenders entered into an amendment, which, following the completion of the Coyote acquisition on September 16, 2024, increased the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. This amendment also extended the Revolver maturity date to September 16, 2029, subject to a springing earlier maturity date based on outstanding borrowings under the Company’s existing notes. Refer to Note 10 — Debt to the consolidated financial statements for additional information.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $14 million. This facility has a one-year term and we had $14 million outstanding as of December 31, 2024 classified as short-term debt.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed. RXO is permitted to redeem some or all of the Notes prior to their maturity at redemption prices described in the indenture governing the Notes. The Notes were issued at a price of 98.962% of par. Refer to Note 10 — Debt to the consolidated financial statements for additional information.
Loan Covenants and Compliance
As of December 31, 2024, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Equity Offering
During 2024, the Company completed both a private placement and public offering of its common stock. Total proceeds from these offerings, net of related issuance costs, of approximately $1.1 billion were used to fund the acquisition of Coyote on September 16, 2024. Refer to Note 13 — Stockholders' Equity to the consolidated financial statements for additional information.
Financial Condition
The following table summarizes our asset and liability balances as of December 31, 2024 and 2023:

	December 31,
(In millions)	2024	2023	$ Change	% Change
Total current assets	$1,339	$796	$543	68.2%
Total long-term assets	2,075	1,029	1,046	101.7%
Total current liabilities	1,065	682	383	56.2%
Total long-term liabilities	737	549	188	34.2%
Total assets and liabilities increased from December 31, 2023 to December 31, 2024, primarily due to the acquisition of Coyote. Refer to Note 3 — Acquisition for additional information related to assets acquired and liabilities assumed.

Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Years Ended December 31,
(In millions)	2024	2023	$ Change
Net cash provided by (used in) operating activities	$(12)	$89	$(101)
Net cash used in investing activities	(1,064)	(66)	(998)
Net cash provided by (used in) financing activities	1,108	(117)	1,225
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	1	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30	$(93)	$123
Net cash used in operating activities for 2024 decreased by $101 million compared with 2023. The decrease in cash provided by operating activities was due primarily to the decrease in net income between periods and changes in working capital. The $294 million decrease in net income was driven primarily by higher non-cash adjustments including a $216 million deemed non-pro rata distribution and increased depreciation and amortization expense related to the Coyote acquisition.
Investing activities used $1,064 million of cash in 2024 compared with $66 million of cash used in 2023. The primary uses of cash in 2024 were (i) $1,019 million for the acquisition of Coyote, net of cash acquired, and (ii) $45 million to purchase property and equipment. The primary use of cash in 2023 was to purchase property and equipment.
Financing activities provided $1,108 million of cash in 2024 compared with using $117 million of cash in 2023. The primary source of cash from financing activities in 2024 was $1,095 million in net proceeds from the issuance of common stock. The primary uses of cash from financing activities in 2023 were (i) $104 million for debt and finance lease repayments, driven primarily by the payoff of the $100 million term loan facility and (ii) $14 million for payments of tax withholdings related to vesting of stock compensation awards.
Contractual Obligations
We lease certain facilities and equipment under non-cancellable operating and finance lease arrangements. As of December 31, 2024, our outstanding discounted obligations under operating and finance leases were $296 million and $4 million, respectively. See Note 8 — Leases to the consolidated financial statements for additional information.
As of December 31, 2024, we had $355 million of the Notes outstanding with interest payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023. The Notes mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable.
As of December 31, 2024, we had no amounts outstanding under the Revolver. Interest on any outstanding borrowings is payable monthly or quarterly, depending on RXO’s upfront election. Borrowings under the Revolver are payable, at our option, at any time prior to or at maturity on September 16, 2029. We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $14 million. This facility has a one-year term and we had $14 million outstanding as of December 31, 2024 classified as short-term debt. See Note 10 — Debt to the consolidated financial statements for additional information.
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
Business Combinations
We apply the acquisition method of accounting with respect to the identifiable assets and liabilities of a business combination and record the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the cost of the acquired business and the fair value of the assets acquired and liabilities assumed is recognized as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.
Determining the fair value of assets acquired and liabilities assumed requires our management to make significant estimates and assumptions for intangible assets, contract obligations assumed, and pre-acquisition contingencies, where applicable. Although we believe the assumptions and estimates we have made in the past are reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The assistance of an independent third-party valuation firm was used to determine the estimated fair values and useful lives of finite-lived intangible assets including customer relationships and trademarks. Valuation methods used were based on income-based approaches including the excess earnings method and relief-from-royalty method for customer relationships and trademarks, respectively. Critical estimates and assumptions used in valuing certain acquired intangible assets include projected revenues, projected expenses, customer retention rate, contributory asset charges, and discount rate for the customer relationships; and projected revenues, trademark phase-out projection, trademark royalty rate, and discount rate for the trademarks. Unanticipated events and circumstances may occur which could affect the accuracy or validity of such assumptions, estimates or actual results.
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
For our 2024 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of the income and market approaches. As of November 30, 2024, we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.

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
Our long-term debt consists of both fixed-rate and variable-rate instruments, which exposes us to interest rate risk. A 1% increase or decrease in the interest rate on borrowings under variable-rate debt would not have a material impact on our annual interest expense.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of RXO, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of RXO, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition — Coyote Logistics — Customer Relationships — Refer to Note 3 to the financial statements
Critical Audit Matter Description
On September 16, 2024, the Company acquired Coyote for an aggregate purchase price of $1.048 billion. The Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. Related to the acquisition, the Company recorded intangible assets related to customer relationships. The determination of the acquisition date fair value of the customer relationship intangible assets required the Company to make significant estimates and assumptions regarding estimated future revenues, estimated future earnings before interest, taxes, depreciation and amortization (“estimated future EBITDA”), and discount rate.
We identified the fair value of an acquired customer relationship intangible asset as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's forecast of future revenue and EBITDA and the selection of the discount rate for the customer relationships.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasted revenue and EBITDA and the selection of the discount rate included the following, among others:
•We tested the design and operating effectiveness of controls over management’s purchase price allocation procedures, including controls over forecasts of revenue growth rates, EBITDA margins and the determination of the discount rate.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Historical results
◦Third-party economic research, industry performance, and peer company performance
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the discount rate by performing certain procedures, that included:
◦Evaluating whether the fair value models being used are appropriate considering the acquired entity’s circumstances and valuation methodology employed
◦Testing the underlying source information and mathematical accuracy of the calculations
◦Evaluating the discount rate, including testing the underlying market-based source information and the mathematical accuracy of the calculations, and developing a range of independent valuation assumptions and comparing those to the discount rate selected by management
Self-insurance Liabilities – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company participates in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of liability, vehicular, and workers compensation (self-insured claims). The Company records estimates of the undiscounted liabilities associated with claims incurred as of the balance sheet date, including estimates of claims incurred, but not yet reported, by considering historical experience, demographic, and severity factors, and judgments about current and expected levels of cost per claim and retention levels.
We identified the assessment of the estimated liabilities for self-insured claims as a critical audit matter. The subjectivity of estimating the claims accruals for pending claims and incurred but not reported claims requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether claims accruals are appropriately stated as of December 31, 2024.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the self-insured claims accrual included the following, among others:
•Evaluated the design and tested the operating effectiveness of certain internal controls related to the self-insured claims accruals, including controls over the projected development of known claims and incurred but not reported claims.
•Tested the underlying data and inputs for completeness and accuracy that served as the basis for the actuarial analysis, including reconciling the claims data to the Company's actuarial analysis and testing current year claims and payment data.
•Evaluated assumptions used in determining the liability, including expected level of cost per claim, in relation to recent historical loss payment trends and severity factors.
•With the assistance of our actuarial specialists, we developed an independent range of estimates of the claims accruals, utilizing loss development factors from the Company's historical data and industry claim development factors, and compared our estimated range to management's recorded reserve.
•Evaluating the reasonableness of the methodologies used in management's estimate based on actuarial methods followed in the insurance industry associated with such liabilities.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of RXO, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of RXO, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Coyote from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a business combination purchase during the year ended December 31, 2024. We have also excluded Coyote from our audit of internal control over financial reporting. Coyote is a wholly owned subsidiary whose total assets (excluding goodwill and intangibles, which were included in management's assessment of internal control over financial reporting as of December 31, 2024) and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 36% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
RXO, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RXO, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

We served as the Company’s auditor from 2022 to 2023.

Charlotte, North Carolina
February 12, 2024, except for Note 4, as to which the date is February 26, 2025

RXO, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$35	$5
Accounts receivable, net of $13 and $12 in allowances, respectively	1,227	743
Other current assets	77	48
Total current assets	1,339	796
Long-term assets
Property and equipment, net of $317 and $293 in accumulated depreciation, respectively	135	124
Operating lease assets	276	195
Goodwill	1,123	630
Identifiable intangible assets, net of $146 and $118 in accumulated amortization, respectively	499	68
Other long-term assets	42	12
Total long-term assets	2,075	1,029
Total assets	$3,414	$1,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$568	$414
Accrued expenses	373	199
Short-term debt and current maturities of long-term debt	17	3
Short-term operating lease liabilities	81	53
Other current liabilities	26	13
Total current liabilities	1,065	682
Long-term liabilities
Long-term debt and obligations under finance leases	351	356
Deferred tax liabilities	88	7
Long-term operating lease liabilities	215	146
Other long-term liabilities	83	40
Total long-term liabilities	737	549
Commitments and Contingencies (Note 17)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 162,517 and 117,026 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	1
Additional paid-in capital	1,904	590
Retained earnings (Accumulated deficit)	(284)	6
Accumulated other comprehensive loss	(10)	(3)
Total equity	1,612	594
Total liabilities and equity	$3,414	$1,825
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2022
Revenue	$4,550	$3,927	$4,796
Cost of transportation and services (exclusive of depreciation and amortization)	3,565	2,967	3,624
Direct operating expense (exclusive of depreciation and amortization)	202	235	226
Sales, general and administrative expense	666	591	640
Depreciation and amortization expense	87	67	86
Transaction and integration costs	53	12	84
Restructuring costs	33	16	13
Operating income (loss)	(56)	39	123
Other expense	218	3	—
Interest expense, net	30	32	4
Income (loss) before income taxes	(304)	4	119
Income tax provision (benefit)	(14)	—	27
Net income (loss)	$(290)	$4	$92

Earnings (loss) per share data
Basic	$(2.17)	$0.03	$0.80
Diluted	$(2.17)	$0.03	$0.79

Weighted-average common shares outstanding
Basic	133,412	116,871	115,335
Diluted	133,412	119,456	115,791
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	$(290)	$4	$92

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $0, $0 and $0	$(7)	$1	$(2)
Other comprehensive income (loss)	(7)	1	(2)
Comprehensive income (loss)	$(297)	$5	$90
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2024	2023	2022
Operating activities
Net income (loss)	$(290)	$4	$92
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization expense	87	67	86
Stock compensation expense	23	19	32
Deferred tax benefit	(19)	(8)	(20)
Deemed non-pro rata distribution	216	—	—
Impairment of operating lease assets	13	—	—
Other	7	9	6
Changes in assets and liabilities
Accounts receivable	(109)	158	92
Other current assets and other long-term assets	8	(14)	14
Accounts payable	(65)	(86)	(14)
Accrued expenses, other current liabilities and other long-term liabilities	117	(60)	22
Net cash provided by (used in) operating activities	(12)	89	310
Investing activities
Payment for purchases of property and equipment	(45)	(64)	(57)
Business acquisition, net of cash acquired	(1,019)	—	—
Proceeds from sale of property and equipment	—	—	1
Other	—	(2)	—
Net cash used in investing activities	(1,064)	(66)	(56)
Financing activities
Proceeds from borrowings on revolving credit facilities	238	76	—
Repayment of borrowings on revolving credit facilities	(226)	(71)	—
Proceeds from issuance of common stock and pre-funded warrants	1,125	—	—
Payment for equity issuance costs	(30)	—	—
Proceeds from issuance of debt	—	—	451
Repayment of debt and finance leases	(3)	(104)	—
Payment for debt issuance costs	(3)	—	(9)
Payment for tax withholdings related to vesting of stock compensation awards	(4)	(14)	(3)
Repurchase of common stock	—	(2)	—
Net transfers to XPO	—	—	(621)
Other	11	(2)	(1)
Net cash provided by (used in) financing activities	1,108	(117)	(183)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	1	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	30	(93)	69
Cash, cash equivalents and restricted cash, beginning of period	5	98	29
Cash, cash equivalents and restricted cash, end of period	$35	$5	$98
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	4	27	3
Cash paid for interest, net	27	32	—
Purchases of property and equipment in accounts payable	3	2	4
Accrued tax withholdings related to vesting of stock compensation awards	15	—	—

See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	XPO Investment	Total Equity
Balance as of December 31, 2021	—	$—	$—	$—	$(2)	$1,072	$1,070
Net income	—	—	—	2	—	90	92
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	3	—	—	29	32
Vesting of stock compensation awards	1,237	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	—	(3)
Net transfers to XPO		—	—	—	—	(602)	(602)
Issuance of common stock and reclassification of XPO investment	115,163	1	588	—	—	(589)	—
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$—	$587
Net income	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	1	—	1
Stock compensation expense	—	—	19	—	—	—	19
Vesting of stock compensation awards	726	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(15)	—	—	—	(15)
Repurchase of common stock	(100)	—	(2)	—	—	—	(2)
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$—	$594
Net loss	—	—	—	(290)	—	—	(290)
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Stock compensation expense	—	—	23	—	—	—	23
Vesting of stock compensation awards	739	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(19)	—	—	—	(19)
Deemed non pro-rata distribution	—	—	216	—	—	—	216
Issuance of common stock and pre-funded warrants, net of issuance costs	44,752	1	1,094	—	—	—	1,095
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$—	$1,612

See accompanying notes to consolidated financial statements.

RXO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024, 2023 and 2022
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical information and on various other assumptions that it believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, loss contingencies, insurance reserves, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectability of accounts receivable and the fair value of financial instruments. Actual results may vary from those estimates.
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
Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 3 — Acquisition for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including but not limited to, the competitive environment, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.

Revenue Recognition
We recognize revenue when we transfer control of promised services to customers in an amount equal to the consideration we expect to receive for those products or services.
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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. Bank overdraft positions occur when the sum of payments honored by the Company’s bank exceed the amount of cash available in the Company’s account.
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
The rollforward of the allowance for credit losses is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$12	$13	$9
Provision charged to expense	5	5	11
Write-offs, less recoveries, and other adjustments	(4)	(6)	(7)
Ending balance	$13	$12	$13

The Company may sell certain accounts receivable from time to time on a non-recourse basis pursuant to factoring arrangements to better match and neutralize the cash flow impact of transportation cost outflows. During the quarter ended December 31, 2023, we received cash for accounts receivable balances sold of $36 million under these arrangements.
Property and Equipment
Property and equipment, which includes assets recorded under finance leases, is stated at cost less accumulated depreciation or, in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred.
For internally-developed computer software, all costs incurred during planning and evaluation are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes the fair value of acquired internally-developed technology.
Certain costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized during the application development stage. Upgrades and enhancements are capitalized if they will result in additional functionality. Amortization of capitalized costs is recorded on a straight-line basis over the term of the associated hosting arrangement, inclusive of reasonably certain renewal periods.
We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 39 years
Vehicles, tractors and trailers	3 to 14 years
Machinery and equipment	3 to 10 years
Computer software and equipment	1.5 to 7 years
Leases
We have operating leases primarily for real estate, tractors and trailers and finance leases for equipment. We determine if an arrangement is a lease at inception and evaluate whether the lease is an operating lease or finance lease at the commencement date. We recognize operating lease right-of-use assets and lease liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use the incremental borrowing rates of RXO based on the information available at the commencement date to determine the present value of future lease payments. This rate is determined from a hypothetical yield curve available at the lease commencement date that takes into consideration market yield levels of RXO’s relevant debt outstanding as well as the index that matches RXO’s credit rating, and then adjusts as if the borrowings were collateralized.
Lease liabilities assumed through acquisitions are measured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of RXO as if the acquired leases were new leases as of the acquisition date. Right-of-use assets are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the acquisition date, and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option.
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We recognize leases with an initial term of 12 months or less as lease expense over the lease term, and those leases are not recorded on our Consolidated Balance Sheets. We account for lease and non-lease components within a contract as a single lease component for our real estate leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Finance lease expense is recognized based on the effective interest method over the lease term.

Other Current Assets
The components of other current assets are as follows:

	December 31,
(In millions)	2024	2023
Prepaid expenses	$37	$22
Contract assets	17	11
Other current assets	23	15
Total other current assets	$77	$48
Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management. We have six reporting units.
The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, the entity considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in the entity’s stock price and market capitalization of the entity and macroeconomic conditions. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company uses a combination of the income approach and a market-based approach to determine the reporting units’ fair values. Under the income approach, the determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry.
For our 2024 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of the income and market approaches. As of November 30, 2024, we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.

Intangible Assets and Long-lived Assets
We review intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. Our intangible assets subject to amortization consist of customer relationships and trade names. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life is 4 to 16 years for customer relationships and 0.5 to 15 years for trade names.
Accrued Expenses
The components of accrued expenses are as follows:

	December 31,
(In millions)	2024	2023
Accrued transportation and facility charges	$211	$86
Accrued salaries and wages	73	41
Accrued insurance	48	23
Other accrued expenses	41	49
Total accrued expenses	$373	$199
Insurance
We participate in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. Insurance coverage levels are adjusted annually based on risk tolerance and premium expense.
Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering retention levels, historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim. Changes in these assumptions can impact actual costs paid to settle the claims and those amounts may be different than estimates. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. At December 31, 2024 and 2023, our insurance liabilities amounted to $111 million and $62 million, respectively, and are included in Accrued expenses and Other long-term liabilities on our Consolidated Balance Sheets.
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
Foreign Currency Translation and Transactions
The assets and liabilities of our foreign subsidiaries that use their local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets. The assets and liabilities of our foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to USD. The results of operations of our foreign subsidiaries are translated to USD using average exchange rates prevailing for each period presented.
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
Stock-Based Compensation
We account for stock-based compensation based on the equity instrument’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based or performance-based vesting conditions only, the Company establishes the fair value based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, we establish the fair value using the Monte Carlo simulation lattice model. The Company recognizes the grant date fair value of equity awards as compensation cost over the requisite service period. The Company accounts for forfeitures as they occur.
Adoption of New Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of the ASU are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024. We adopted this standard on January 1, 2024, on a retrospective basis. Refer to Note 4 — Segment Reporting for required disclosures.
Accounting Pronouncements Issued but Not Yet Effective
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”. The ASU seeks to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. The amendments are effective for annual periods beginning after December 15, 2026 and interim reporting periods after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
3. Acquisition
On September 16, 2024 (the “acquisition date”), the Company acquired the technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”), from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS (the “Transaction”). We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments totaling $10 million, which was paid in the first quarter of 2025. We believe the acquisition of Coyote enhances our competitive position with greater scale, a broader array of service offerings and strengths in a more diverse set of end markets.
The Transaction was accounted for under the acquisition method of accounting. The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The consolidated financial statements as of and for the year ended December 31, 2024 include the financial results of Coyote from the acquisition date.

The following table summarizes the preliminary allocation of consideration to Coyote’s identifiable tangible and intangible assets acquired and liabilities assumed by the Company at the acquisition date.

(In millions)
Cash and cash equivalents	$19
Accounts receivable	394
Other current assets	35
Property and equipment	25
Intangible assets	459
Operating lease assets	86
Other long-term assets	25
Total assets	$1,043

Accounts payable	$(208)
Accrued expenses	(58)
Short-term operating lease liabilities	(19)
Deferred tax liabilities	(98)
Long-term operating lease liabilities	(65)
Other long-term liabilities	(40)
Total liabilities	$(488)

Net assets acquired	$555
Purchase price	$1,048
Goodwill recorded	$493
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
The following table summarizes the preliminary purchase price allocated to the identifiable intangible assets acquired:

(In millions)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$444	15
Trademarks	15	4
Total	$459	15
The Company’s results of operations included $796 million of revenue and a $21 million pre-tax loss attributable to Coyote for the year ended December 31, 2024. The Company incurred acquisition-related costs of $43 million for the year ended December 31, 2024, which are included in Transaction and integration costs in the consolidated statements of operations.

The following unaudited pro forma financial information presents the Company’s results of operations as if the Coyote acquisition occurred on January 1, 2023. The unaudited pro forma information includes adjustments for intangible assets acquired and elimination of historical intercompany transactions between RXO and Coyote. The pro forma results for the year ended December 31, 2023 include a non-recurring charge of $216 million related to the deemed non-pro rata distribution, as further discussed in Note 13 — Stockholders’ Equity. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition been completed as of January 1, 2023 or of the results of our future operations of the combined business.

	Years Ended December 31,
(In millions)	2024	2023
Revenue	$6,390	$7,079
Loss before income taxes	(92)	(298)
4. Segment Reporting
The Company is a brokered transportation platform defined by cutting-edge technology and an asset-light business model. The largest component is our core truck brokerage business. Our operations also include asset-light managed transportation and last mile services, which complement our truck brokerage business.
Our chief operating decision maker (“CODM”), identified as our chief executive officer, regularly reviews financial information at the operating segment level to allocate resources and assess performance. The CODM assesses operating segment performance by using segment adjusted earnings before interest, taxes, depreciation and amortization (“segment adjusted EBITDA”). The CODM uses segment adjusted EBITDA predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances for this profit measure when making decisions about the allocation of operating and capital resources. The CODM also uses adjusted EBITDA to evaluate pricing strategy and to assess the overall performance of the Company.
We have determined that all our operating segments share the following similar economic and qualitative characteristics and therefore meet the criteria for operating segments to be aggregated into one reportable segment:
•The operating segments have similar economic characteristics (e.g., comparable segment adjusted EBITDA margins, our measure of segment profitability), and similar long-term financial models;
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
The tables below provide information about the Company’s reportable segment:

	Years Ended December 31,
(In millions)	2024	2023	2022
Revenue	$4,550	$3,927	$4,796

Less:
Cost of transportation and services (exclusive of depreciation and amortization	3,565	2,967	3,624
Direct operating expense (exclusive of depreciation and amortization)	202	235	226
Segment sales, general and administrative expense(1)	648	555	618
Other segment items(2)	(1)	1	(1)
Segment adjusted EBITDA	$136	$169	$329

Unallocated corporate expenses	15	35	22
Depreciation and amortization expense	87	67	86
Transaction and integration costs	53	12	84
Restructuring and other costs	36	17	13
Other expense	219	2	1
Interest expense, net	30	32	4
Consolidated income (loss) before income taxes	$(304)	$4	$119
(1)Excludes unallocated corporate expenses and other costs.
(2)Other segment items category includes other expense.

	December 31,
(In millions)	2024	2023
Segment assets	$3,345	$1,776
Corporate assets	69	49
Total assets	$3,414	$1,825
5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7%, 7% and 9% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Asia and Europe) for the years ended December 31, 2024, 2023 and 2022, respectively.

Our revenue disaggregated by service offering is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Truck brokerage	$3,029	$2,358	$2,929
Last mile	1,055	1,014	1,061
Managed transportation	600	690	945
Eliminations	(134)	(135)	(139)
Total	$4,550	$3,927	$4,796
Our revenue disaggregated by industry sector is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Retail/e-commerce	$1,677	$1,533	$1,799
Industrial/manufacturing	854	743	817
Food and beverage	578	438	530
Automotive	412	411	390
Logistics and transportation	419	197	338
Other	610	605	922
Total	$4,550	$3,927	$4,796
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of December 31, 2024, the fixed consideration component of our remaining performance obligation was approximately $41 million, and we expect approximately 95% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a rollforward of the Company’s restructuring activity:

		Year Ended December 31, 2024
(In millions)	Reserve Balance as of December 31, 2023	Acquisition	Charges Incurred	Payments	Reserve Balance as of December 31, 2024
Severance	$4	$1	$13	$(13)	$5
Facilities	2	—	19	(6)	15
Contract termination	—	—	1	(1)	—
Total	$6	$1	$33	$(20)	$20

		Year Ended December 31, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Reserve Balance as of December 31, 2023
Severance	$2	$12	$(10)	$4
Facilities	1	4	(3)	2
Total	$3	$16	$(13)	$6
We expect the majority of the cash outlays related to the remaining restructuring liability at December 31, 2024 to be complete within twelve months.
7. Property and Equipment
The following table summarizes our property and equipment:

	December 31,
(In millions)	2024	2023
Property and equipment
Buildings and leasehold improvements	$45	$33
Vehicles, tractors and trailers	25	24
Machinery and equipment	44	41
Computer software and equipment	338	319
Total property and equipment, gross	452	417
Less: accumulated depreciation	(317)	(293)
Total property and equipment, net	$135	$124
Net book value of capitalized internally-developed software included in property and equipment, net	$67	$63
Depreciation of property and equipment and amortization of computer software was $60 million, $55 million and $65 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, our long-lived tangible assets outside of the U.S. were not significant.

8. Leases
Most of our leases are operating leases and consist of real estate leases. In addition, we lease trucks, tractors and trailers.
The following amounts are recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2024	2023
Operating leases:
Operating lease assets	$276	$195

Short-term operating lease liabilities	$81	$53
Long-term operating lease liabilities	215	146
Total operating lease liabilities	$296	$199

Finance leases:
Property and equipment, gross	$9	$9
Accumulated depreciation	(5)	(4)
Property and equipment, net	$4	$5

Current portion of obligations under finance leases	$2	$2
Long-term portion of obligations under finance leases	2	4
Total finance lease liabilities	$4	$6
Supplemental weighted-average information for leases is as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	4.7	4.2
Finance leases	2.3	3.2
Weighted-average discount rate
Operating leases	5.5%	5.2%
Finance leases	5.6%	5.7%
The components of our lease expense are as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Operating lease cost	$85	$59	$51
Short-term lease cost	11	15	10
Variable lease cost	11	15	14
Total operating lease cost	$107	$89	$75
Finance lease cost:
Amortization of leased assets	$3	$2	$1
Interest on lease liabilities	—	1	—
Total finance lease cost	$3	$3	$1
Total lease cost	$110	$92	$76

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$70	$57	$49
Financing cash flows for finance leases	2	2	1
Leased assets obtained in exchange for new lease obligations:
Operating leases	75	100	57
Finance leases	—	2	7
Future minimum lease payments as of December 31, 2024 are as follows:

(In millions)	Finance Leases	Operating Leases
2025	$2	$91
2026	2	74
2027	1	59
2028	—	47
2029	—	27
Thereafter	—	40
Total lease payments	5	338
Less: interest	(1)	(42)
Present value of lease liabilities	$4	$296
As of December 31, 2024, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $50 million. These operating leases will commence in 2025 and 2026, with initial lease terms ranging from 3 years to 11 years.
9. Goodwill and Intangible Assets
The following table presents the changes in Goodwill for the year ended December 31, 2024:

(In millions)
Balance as of December 31, 2023	$630
Acquired goodwill	493
Balance as of December 31, 2024	$1,123
Acquired goodwill represents the excess of consideration transferred over the estimated fair value of the underlying net assets acquired resulting from RXO’s acquisition of Coyote. There were no cumulative goodwill impairments as of December 31, 2024.
Our identifiable intangible assets consist of customer relationships and trade names, all of which are definite-lived. We did not recognize any impairment of our identified intangible assets in 2024 or 2023.

Identifiable intangible assets as of December 31, 2023 consisted entirely of customer relationships, with a gross carrying amount of $186 million and accumulated amortization of $118 million. The following table summarizes the balance of our identifiable intangible assets as of December 31, 2024.

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$630	$(139)	$491
Trade name	15	(7)	8
Total	$645	$(146)	$499

Estimated future amortization expense for amortizable intangible assets for the next five years and thereafter is as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Estimated amortization expense	$46	$42	$41	$38	$37	$295
Actual amounts of amortization expense may differ from estimated amounts due to changes in estimated fair value of intangibles acquired in the acquisition of Coyote during the measurement period, changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $28 million, $13 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively.
10. Debt
The following table summarizes the principal balance and carrying value of our debt:

	December 31, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$—	$—	$5	$5
7.50% Notes due 2027 (1)	355	349	355	347
Finance leases, asset financing and other	19	19	7	7
Total debt and obligations under finance leases	374	368	367	359
Less: Current maturities of long-term debt	17	17	3	3
Total long-term debt and obligations under finance leases	$357	$351	$364	$356
(1)     The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $6 million and $8 million as of December 31, 2024 and December 31, 2023, respectively.
Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter is as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Principal payments on debt	$15	$—	$355	$—	$—	$—
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million, unsecured multi-currency revolving credit facility (the “Revolver”), with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings, with interest payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement.

On November 2, 2023, the Company exercised a feature to increase the total commitments under its Revolver from $500 million to $600 million.
The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a minimum interest coverage ratio of not less than 3.00:1.00. On August 8, 2024, the Company and lenders entered into an amendment, which, following the completion of the Coyote acquisition on September 16, 2024, increased the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. At December 31, 2024, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at December 31, 2024.
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
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $14 million. This facility has a one-year term and we had $14 million outstanding as of December 31, 2024 classified as short-term debt.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of December 31, 2024.
We may redeem the Notes, in whole or in part, at any time at a redemption price equal to (i) 103.750% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2024, (ii) 101.875% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2025 and (iii) 100% of the principal amount to be redeemed if the redemption occurs on or after November 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At December 31, 2024, the Company was in compliance with the covenants of the Notes.
11. Fair Value Measurements
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

Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of December 31, 2024 and December 31, 2023, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	December 31, 2024	December 31, 2023
Revolver	3	$—	$5
7.50% Notes due 2027	1	365	366
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
12. Employee Benefit Plan
The Company sponsors a defined contribution plan that is available to employees whose primary place of employment is the U.S. The Company matches up to 5% of employees’ pre-tax contributions, after completing one year of service. The Company’s costs for the defined contribution plan were $12 million, $9 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were primarily included in Sales, general and administrative expense in the Consolidated Statements of Operations.
13. Stockholders’ Equity
On August 12, 2024, the Company entered into purchase agreements with investors to which the Company agreed to issue and sell to the investors in a private placement an aggregate of 20,954,780 shares of the Company’s common stock, par value $0.01 per share (“common stock”), at a purchase price of $20.21 per share and pre-funded warrants to purchase 6,259,471 shares of common stock at a purchase price of $20.20 per warrant. The aggregate gross proceeds from the private placement were $550 million before deducting offering expenses. The Company incurred $6 million in equity issuance costs related to the private placement, which were recorded as a reduction to Additional paid-in capital in the consolidated balance sheets. Net proceeds from the private placement were used to finance a portion of the acquisition of Coyote on September 16, 2024.
In connection with the private placement, a deemed non-pro rata distribution of $216 million was recorded within Other expense in the consolidated statements of operations for the year ended December 31, 2024, based on the difference between the issuance price and the closing market price of common stock on August 12, 2024, the effective date of the private placement.
On September 9, 2024, the Company agreed to sell 19,230,770 shares of the Company’s common stock at a public offering price of $26.00 per share. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 2,884,615 shares of common stock, which was exercised in full. The aggregate gross proceeds from the public offering, including the shares issued pursuant to the option granted to and exercised by the underwriters, were $575 million before deducting offering expenses. The Company incurred $25 million in equity issuance costs related to the public offering, which were recorded as a reduction to Additional paid-in capital in the consolidated balance sheets. Net proceeds from the public offering were used to finance a portion of the acquisition of Coyote on September 16, 2024.

On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program during 2024. As of December 31, 2024, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.
14. Stock-Based Compensation
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
In connection with the Separation, certain holders of outstanding XPO share-based compensation awards received an adjusted award consisting of both shares of XPO common stock and shares of RXO common stock. Non-vested shares outstanding, as shown in the table below, exclude 0.2 and 1.7 million shares held by non-RXO employees at December 31, 2024 and December 31, 2023, respectively, consisting of certain XPO employees, former employees of XPO as of the distribution date, and XPO non-employee directors who remained on the XPO Board of Directors on the distribution date, that will be settled in RXO common stock once vested under the EMA. Additionally, one employee of RXO was granted RSUs and PRSUs in XPO stock in connection with the Separation. Non-vested shares outstanding, as shown in the table below, exclude these 6 thousand and 12 thousand shares at December 31, 2024 and December 31, 2023, respectively, as they will be settled in XPO common stock in accordance with the EMA. The Company recognizes stock-based compensation expense related only to those awards held by RXO employees.
In October 2022, the Company established the 2022 Incentive Plan, which authorizes the issuance of up to 13.9 million shares of common stock as awards. Under the 2022 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards, including stock options, restricted stock, RSUs, PRSUs, stock appreciation rights and cash incentive awards (collectively, “Awards”). As of December 31, 2024, 5.7 million shares of common stock were available for the grant of Awards under the 2022 Incentive Plan.
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
Our stock-based compensation expense is recorded in Sales, general and administrative expense on our Consolidated Statements of Operations:

	Years Ended December 31,
(In millions)	2024	2023	2022
Restricted stock and restricted stock units	$17	$14	$9
Performance-based restricted stock units	6	5	23
Total stock-based compensation expense	$23	$19	$32
Tax benefit on stock-based compensation	$6	$4	$8

RSUs and PRSUs
We grant RSUs and PRSUs to our key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions) and PRSUs generally vest based on the achievement of our financial targets (performance conditions). PRSUs may also be subject to stock price (market conditions), employment conditions and other non-financial conditions. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards. The number of RSUs and PRSUs vested includes shares of our common stock that we withheld or sold on behalf of our employees to satisfy the minimum tax withholdings.
A summary of RSU and PRSU award activity for the year ended December 31, 2024 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,674,588	$21.06	700,288	$18.74
Granted	795,077	21.50	547,615	20.61
Vested	(678,971)	20.93	(92,949)	18.54
Forfeited and canceled	(78,315)	21.57	(54,186)	20.71
Outstanding as of December 31, 2024	1,712,379	$21.29	1,100,768	$19.59
The total aggregate fair value of RSUs and PRSUs that vested during 2024, 2023 and 2022 was $18 million, $13 million and $18 million, respectively. Total aggregate fair value of awards vested prior to the Separation was derived from XPO’s stock price at grant. As of December 31, 2024, all outstanding RSUs vest subject to service conditions. Of the outstanding PRSUs as of December 31, 2024, 607 thousand vest subject to service and performance conditions and 494 thousand vest subject to service and market conditions.
As of December 31, 2024, unrecognized compensation cost related to unvested RSUs and PRSUs of $35 million is anticipated to be recognized over a weighted-average period of approximately 1.54 years.
15. Income Taxes
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
Income before taxes related to our U.S. and foreign operations is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
U.S.	$(307)	$(2)	$88
Foreign	3	6	31
Income (loss) before income taxes	$(304)	$4	$119

The components of the income tax provision (benefit) consist of the following:

	Years Ended December 31,
(In millions)	2024	2023	2022
Current:
U.S. Federal	$(2)	$4	$33
State	2	3	5
Foreign	5	1	9
Total current income tax provision	5	8	47
Deferred:
U.S. Federal	(14)	(8)	(17)
State	(3)	(1)	(3)
Foreign	(2)	1	—
Total deferred income tax benefit	(19)	(8)	(20)
Total income tax provision (benefit)	$(14)	$—	$27
The reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	0.5	42.4	3.0
Non-deductible expenses	(1.2)	81.6	1.5
Foreign rate differential	(0.1)	17.1	1.5
Foreign operations (1)	(0.8)	32.2	(0.8)
Provision to return and deferred tax adjustments	(0.4)	4.5	(2.4)
Changes in uncertain tax positions	—	(55.5)	(0.4)
Non-deductible deemed non-pro rata distribution	(14.9)	—	—
Other	0.5	(156.3)	(0.8)
Effective tax rate	4.6%	(13.0)%	22.6%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, and permanent items related to foreign operations.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	December 31,
(In millions)	2024	2023
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$8	$7
Accrued expenses	33	13
Property and equipment	6	—
Other	26	11
Total deferred tax asset	73	31
Valuation allowance	(4)	(1)
Total deferred tax asset, net	69	30
Deferred tax liability
Intangible assets	(138)	(28)
Property and equipment	—	(6)
Other	(15)	(1)
Total deferred tax liability	(153)	(35)
Net deferred tax liability	$(84)	$(5)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2024	2023
Other long-term assets	$4	$2
Deferred tax liabilities	(88)	(7)
Net deferred tax liability	$(84)	$(5)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards are as follows:

		December 31,
(In millions)	Expiration Date	2024	2023
Federal net operating losses for all U.S. operations	Indefinite	$3	$—
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2027 (1)	3	1
Foreign net operating losses available to offset future taxable income	Various times starting in 2028 (1)	7	20
Federal tax credit carryforwards	Various times starting in 2044	2	—
State tax credit carryforwards	Various times starting in 2026	—	1
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

The balances and activity related to our valuation allowance are as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2024	$1	$3	$—	$4
Year Ended December 31, 2023	1	—	—	1
Year Ended December 31, 2022	1	—	—	1
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$—	$—	$1
Gross amount of increase recorded against goodwill for uncertainties arising from acquisition	8	—	—
Reductions due to the statute of limitations	—	—	(1)
Ending balance	$8	$—	$—
Interest and penalties	—	—	2
Gross unrecognized tax benefits	$8	$—	$2
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$8	$—	$—
We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2024, we have no tax years under examination by the IRS or in any foreign jurisdictions. We are under examination in various states. The U.S. federal tax return after the Separation date of November 1, 2022, certain state and local returns after 2016 and non-U.S. returns after 2010 are open under relevant statutes of limitations and are subject to audit.
We consider prior year earnings and current year earnings to be permanently reinvested to the extent of working capital needs in each of the Company’s foreign subsidiaries. To the extent current earnings are in excess of working capital needs, we do not assert permanent reinvestment. Additionally, circumstances may arise in which current earnings are in excess of working capital needs, but due to regulatory restrictions, the excess earnings remain in the local jurisdictions. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings have been considered in our provision for income taxes. For the years ended December 31, 2024 and December 31, 2023, $1 million and $1 million of deferred tax liability was recorded. We have not recorded incremental income taxes for outside basis differences in its investments in foreign subsidiaries as these amounts are indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.
16. Earnings Per Share
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

In connection with the Separation, outstanding XPO share-based compensation awards held by non-RXO employees, consisting of certain XPO employees, former employees of XPO as of the distribution date, and XPO non-employee directors who remained on the XPO Board of Directors on the distribution date, received an adjusted award consisting of both shares of XPO common stock and shares of RXO common stock. As of the Separation date, 3.3 million total shares, including 2.4 million RSUs and 0.9 million PRSUs, were converted in this manner. Approximately 1.5 million, 1.1 million and 0.5 million of these awards vested or were forfeited in 2024, 2023 and 2022, respectively, resulting in 0.2 million, 1.7 million and 2.8 million shares remaining outstanding at December 31, 2024, 2023 and 2022, respectively. The adjusted RSU awards are subject to the same terms and vesting conditions that applied to the original XPO award immediately before the distribution. The adjusted PRSU awards are subject to the same terms and vesting conditions that applied to the original XPO award immediately before the distribution, provided that the XPO Compensation Committee may modify the applicable performance-based vesting conditions prior to the effective time (including by deeming the applicable performance-based vesting conditions to be achieved at a designated performance level). As these awards will ultimately be settled in RXO shares upon vesting, they have been included in our calculation of diluted weighted-average common shares outstanding as of December 31, 2024, 2023 and 2022.
Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.
The computations of basic and diluted earnings per share are as follows:

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2022
Net income (loss)	$(290)	$4	$92

Basic weighted-average common shares (1)	133,412	116,871	115,335
Dilutive effect of stock-based awards	—	2,585	456
Diluted weighted-average common shares (1) (2)	133,412	119,456	115,791

Basic earnings (loss) per share	$(2.17)	$0.03	$0.80
Diluted earnings (loss) per share	$(2.17)	$0.03	$0.79

Antidilutive shares excluded from diluted weighted-average common shares	2,783	396	1,095
(1)     Of the 6,259,471 pre-funded warrants issued in the private placement, warrants to purchase 2,558,753 shares of common stock did not require stockholder approval; therefore, basic and diluted weighted-average common shares include 2,558,753 pre-funded warrants from their August 13, 2024 issuance date. Stockholder approval for the remaining warrants was obtained on December 5, 2024; therefore, basic and diluted weighted-average common shares include 3,700,718 pre-funded warrants from the December 5, 2024 approval date. For all pre-funded warrants, the exercise price of $0.01 per share is not substantive.
(2)     Amounts may not be additive due to rounding.

17. Commitments and Contingencies
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
We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable.. We do not believe that the ultimate resolution of any matters to which we are presently a party will have a material adverse effect on our results of operations, cash flows or financial condition. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, cash flows or financial condition. Legal costs incurred related to these matters are expensed as incurred.
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
In one of the misclassification claims, Muniz v. RXO Last Mile, Inc., we settled the matter in July 2024 for an immaterial amount without admitting any liability.
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

18. Related Party
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
Allocation of General Corporate Expenses
Post-Separation, costs were no longer allocated from XPO to the Company; therefore, no related amounts were reflected on the Company’s financial statements for the years ended December 31, 2024 and December 31, 2023.
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
Costs included in our Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead are as follows:

Year Ended December 31,
(In millions)	2022
Sales, general and administrative expense	$50
Depreciation and amortization expense	9
Transaction and integration costs	46
Restructuring costs	7
Total	$112
Transactions with XPO and its non-RXO Subsidiaries
Revenue and costs generated from related parties are as follows:

Year Ended December 31,
(In millions)	2022
Revenue	$109
Costs	$52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of December 31, 2024. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Coyote. The Company acquired Coyote on September 16, 2024. Coyote represented 36% of the Company’s consolidated total assets (excluding goodwill and intangibles, which were included in management’s assessment of internal control over financial reporting as of December 31, 2024) and 17% of the consolidated total revenue as of and for the year ended December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to Coyote. The Company acquired Coyote on September 16, 2024. Coyote represented 36% of the Company’s consolidated total assets (excluding goodwill and intangibles, which were included in management’s assessment of internal control over financial reporting as of December 31, 2024) and 17% of the consolidated total revenue as of and for the year ended December 31, 2024. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As mentioned above, on September 16, 2024, we completed the acquisition of Coyote. As part of our ongoing integration of Coyote, we continue to incorporate our controls and procedures into the Coyote entities and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

ITEM 9B. OTHER INFORMATION
During the year ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 (the “2025 Proxy Statement”), and is incorporated herein by reference.
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
We have adopted a Securities Trading Policy governing the purchase, sale and/or other dispositions of our our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Securities Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

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

2.2
Purchase Agreement, dated as of June 21, 2024, by and among RXO, Inc., United Parcel Services of America, Inc., UPS Corporate Finance S.À R.L. and UPS SCS (UK) LTD. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on June 24, 2024).***

2.3
First Amendment to Purchase Agreement, dated as of September 15. 2024, by and among RXO, Inc., United Parcel Service of America, Inc., UPS Corporate Finance S.À R.L., UPS SCS (UK) LTD and UPS Europe SRL (incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on September 16, 2024).***

3.1	Amended and Restated Certificate of Incorporation of RXO, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

3.2	Second Amended and Restated Bylaws of RXO, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on September 25, 2024).

4.1
Indenture, dated as of October 25, 2022, between XPO Escrow Sub, LLC and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 25, 2022).

4.2
First Supplemental Indenture, dated as of October 25, 2022, between XPO Escrow Sub, LLC and U.S. Bank Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the SEC on October 25, 2022).

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

4.5	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on August 12, 2024).

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

Exhibit Number	Description
10.4
Revolving Credit Agreement, dated as of October 18, 2022, by and among RXO, the guarantors from time to time party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2022).

10.5	Incremental Amendment and Lender Joinder Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2023).

10.6
Amendment No. 2 to the Revolving Credit Agreement, dated as of April 11, 2024, entered into by and among RXO, Inc., each lender party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on April 11, 2024).

10.7
Amendment No. 3 to the Revolving Credit Agreement, dated as of July 31, 2024, among RXO, Inc., the guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on August 8, 2024).

10.8
Amendment No. 4 to the Revolving Credit Agreement, dated as of August 8, 2024, among RXO, Inc., the guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on August 8, 2024).

10.9
Intellectual Property License Agreement dated as of October 24, 2022, between XPO NAT Solutions, LLC and XPO Logistics, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.10
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

10.13
Registration Rights Agreement, dated as of October 31, 2022, by and between RXO, Inc. and Jacobs Private Equity, LLC (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.14 +
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

10.16 +
RXO, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.3 to the registrant’s Form S-8 filed with the Securities and Exchange Commission on October 25, 2022 (File No. 333-268006)).

10.17 +	RXO, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.18 +	RXO, Inc. Cash Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.19 +	North America Transport Consolidated Annual Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed with the SEC on November 1, 2022).

Exhibit Number	Description
10.20 +
Form of Restricted Stock Unit Award Agreement under the RXO, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2023).

10.21 +
Form of Performance-Based Restricted Stock Unit Award Agreement under the RXO, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2024).

10.22
Form of Purchase Agreement, dated as of August 12, 2024, by and among the Company and the Investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on August 12, 2024).

19 *	RXO, Inc. Securities Trading Policy.

21 *	Subsidiaries of the registrant.

23.1 *	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

32.1 **
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

32.2 **
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

97	RXO, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97 to the registrant's Annual Report on Form 10-K filed with the SEC on February 13, 2024).

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. RXO hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2025.

RXO, Inc.

By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February 2025.

Signature	Title

/s/ Drew M. Wilkerson	Chief Executive Officer & Director (Principal Executive Officer)
Drew M. Wilkerson
/s/ James E. Harris	Chief Financial Officer (Principal Financial Officer)
James E. Harris
/s/ Jason Kerr	Chief Accounting Officer (Principal Accounting Officer)
Jason Kerr
/s/ Brad Jacobs	Non-Executive Chairman of the Board of Directors
Brad Jacobs
/s/ Troy Cooper	Director
Troy Cooper
/s/ Adrian Kingshott	Director
Adrian Kingshott
/s/ Mary Kissel	Director
Mary Kissel
/s/ Christine Breves	Director
Christine Breves
/s/ Michelle Nettles	Director
Michelle Nettles
/s/ Stephen Renna	Director
Stephen Renna
/s/ Thomas A. Szlosek	Director
Thomas A. Szlosek