Form 10-Q
period 2025-03-31
RXO, Inc.
filed 2025-05-07
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 163,916,125 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$16	$35
Accounts receivable, net of $11 and $13 in allowances, respectively	1,150	1,227
Other current assets	89	77
Total current assets	1,255	1,339
Long-term assets
Property and equipment, net of $333 and $317 in accumulated depreciation, respectively	143	135
Operating lease assets	256	276
Goodwill	1,124	1,123
Identifiable intangible assets, net of $134 and $146 in accumulated amortization, respectively	484	499
Other long-term assets	42	42
Total long-term assets	2,049	2,075
Total assets	$3,304	$3,414
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$498	$568
Accrued expenses	358	373
Short-term debt and current maturities of long-term debt	17	17
Short-term operating lease liabilities	80	81
Other current liabilities	11	26
Total current liabilities	964	1,065
Long-term liabilities
Long-term debt and obligations under finance leases	387	351
Deferred tax liabilities	77	88
Long-term operating lease liabilities	201	215
Other long-term liabilities	88	83
Total long-term liabilities	753	737
Commitments and Contingencies (Note 11)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 163,912 and 162,517 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,908	1,904
Accumulated deficit	(315)	(284)
Accumulated other comprehensive loss	(8)	(10)
Total equity	1,587	1,612
Total liabilities and equity	$3,304	$3,414
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
Revenue	$1,433	$913
Cost of transportation and services (exclusive of depreciation and amortization)	1,153	699
Direct operating expense (exclusive of depreciation and amortization)	48	53
Sales, general and administrative expense	210	145
Depreciation and amortization expense	32	16
Transaction and integration costs	6	1
Restructuring costs	14	11
Operating loss	$(30)	$(12)
Other expense	—	1
Interest expense, net	9	8
Loss before income taxes	$(39)	$(21)
Income tax benefit	(8)	(6)
Net loss	$(31)	$(15)

Loss per share data
Basic	$(0.18)	$(0.13)
Diluted	$(0.18)	$(0.13)

Weighted-average common shares outstanding
Basic	168,023	117,217
Diluted	168,023	117,217
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss	$(31)	$(15)

Other comprehensive income
Foreign currency translation gain	$2	$—
Other comprehensive income	2	—
Comprehensive loss	$(29)	$(15)
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating activities
Net loss	$(31)	$(15)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization expense	32	16
Stock compensation expense	7	5
Deferred tax benefit	(11)	(7)
Impairment of operating lease assets	4	—
Other	2	2
Changes in assets and liabilities
Accounts receivable	76	27
Other current assets and other long-term assets	(10)	(1)
Accounts payable	(56)	(41)
Accrued expenses, other current liabilities and other long-term liabilities	(15)	21
Net cash provided by (used in) operating activities	(2)	7
Investing activities
Payment for purchases of property and equipment	(15)	(11)
Business acquisition, net of cash acquired	(10)	—
Net cash used in investing activities	(25)	(11)
Financing activities
Proceeds from borrowings on revolving credit facilities	300	39
Repayment of borrowings on revolving credit facilities	(265)	(31)
Payment for tax withholdings related to vesting of stock compensation awards	(17)	(2)
Other	(11)	—
Net cash provided by financing activities	7	6
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(19)	2
Cash, cash equivalents, and restricted cash, beginning of period	35	5
Cash, cash equivalents, and restricted cash, end of period	$16	$7

Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$4	$23
Cash paid for income taxes, net	1	1
Cash paid for interest, net	2	1
Purchases of property and equipment in accounts payable, accrued expenses and other liabilities	11	2
Accrued tax withholdings related to vesting of stock compensation awards	1	—
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$1,612
Net loss	—	—	—	(31)	—	(31)
Other comprehensive income	—	—	—	—	2	2
Stock compensation expense	—	—	7	—	—	7
Vesting of stock compensation awards	1,395	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Balance as of March 31, 2025	163,912	$2	$1,908	$(315)	$(8)	$1,587

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$594
Net loss	—	—	—	(15)	—	(15)
Other comprehensive income	—	—	—	—	—	—
Stock compensation expense	—	—	5	—	—	5
Vesting of stock compensation awards	518	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Balance as of March 31, 2024	117,544	$1	$593	$(9)	$(3)	$582

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2024 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of March 31, 2025.
Accounting Pronouncements Issued but Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosure.” The ASU seeks to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company will adopt this standard beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company does not except the adoption to have a material impact on our annual financial statement disclosures.
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

3. Acquisition
On September 16, 2024 (the “acquisition date”), the Company acquired the technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”), from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS (the “Transaction”). We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments, which was paid in the first quarter of 2025. We believe the acquisition of Coyote enhances our competitive position with greater scale, a broader array of service offerings and strengths in a more diverse set of end markets.
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

(In millions)
Cash and cash equivalents	$19
Accounts receivable	394
Other current assets	35
Property and equipment	25
Identifiable intangible assets	459
Operating lease assets	85
Other long-term assets	25
Total assets	$1,042

Accounts payable	$(208)
Accrued expenses	(58)
Short-term operating lease liabilities	(19)
Deferred tax liabilities	(98)
Long-term operating lease liabilities	(65)
Other long-term liabilities	(40)
Total liabilities	$(488)

Net assets acquired	$554
Purchase price	$1,048
Goodwill recorded	$494
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

(In millions)	Three Months Ended March 31, 2024
Revenue	$1,582
Loss before income taxes	(18)
4. Segment Reporting
The tables below provide information about the Company’s reportable segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Revenue	$1,433	$913

Less:
Cost of transportation and services (exclusive of depreciation and amortization	1,153	699
Direct operating expense (exclusive of depreciation and amortization)	48	53
Sales, general and administrative expense(1)	203	141
Other expense	—	1
Segment adjusted EBITDA	$29	$19

Unallocated corporate expenses	7	4
Depreciation and amortization expense	32	16
Transaction and integration costs	6	1
Restructuring and other costs	14	11
Interest expense, net	9	8
Consolidated loss before income taxes	$(39)	$(21)
(1)Excludes unallocated corporate expenses and other costs.

(In millions)	March 31, 2025	December 31, 2024
Segment assets	$3,233	$3,345
Corporate assets	71	69
Total assets	$3,304	$3,414

5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 6% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Europe and Asia) for the three months ended March 31, 2025 and 2024, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Truck brokerage	$1,067	$564
Last mile	278	232
Managed transportation	137	152
Eliminations	(49)	(35)
Total	$1,433	$913
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Retail/e-commerce	$531	$347
Industrial/manufacturing	278	193
Food and beverage	233	103
Logistics and transportation	125	42
Automotive	96	101
Other	170	127
Total	$1,433	$913
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of March 31, 2025, the fixed consideration component of our remaining performance obligations was approximately $31 million, and we expect approximately 96% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate and equipment operating lease assets, and are intended to improve our efficiency and profitability going forward.

The following is a rollforward of the Company’s restructuring activity:

		Three Months Ended March 31, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments	Reserve Balance as of March 31, 2025
Severance	$5	$8	$(4)	$9
Equipment and facilities	15	6	(2)	19
Total	$20	$14	$(6)	$28

We expect the majority of the cash outlays related to the remaining restructuring liability at March 31, 2025 to be complete within twelve months.
7. Debt
The following table summarizes the principal balance and carrying value of our debt:

	March 31, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$35	$35	$—	$—
7.50% Notes due 2027 (1)	355	350	355	349
Finance leases, asset financing and short-term debt	19	19	19	19
Total debt and obligations under finance leases	409	404	374	368
Less: Short-term debt and current maturities of long-term debt	17	17	17	17
Total long-term debt and obligations under finance leases	$392	$387	$357	$351
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $5 million and $6 million as of March 31, 2025 and December 31, 2024, respectively.
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million unsecured multi-currency revolving credit facility (the “Revolver”), with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings, with interest payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The effective interest rate on the Revolver was 8.00% as of March 31, 2025.
On November 2, 2023, the Company exercised a feature to increase the total commitments under the Revolver from $500 million to $600 million.
The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a minimum interest coverage ratio of not less than 3.00:1.00. On August 8, 2024, the Company and lenders entered into an amendment, which, following the completion of the Coyote acquisition on September 16, 2024, increased the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. At March 31, 2025, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at March 31, 2025.
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

We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $15 million. This facility has a one-year term and we had $15 million outstanding as of March 31, 2025 classified as short-term debt.
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of March 31, 2025.
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
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At March 31, 2025, the Company was in compliance with the covenants of the Notes.
8. Fair Value Measurements
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of March 31, 2025 and December 31, 2024, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	March 31, 2025	December 31, 2024
Revolver	3	$35	$—
7.50% Notes due 2027	1	366	365
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

9. Stockholders’ Equity
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program in the three months ended March 31, 2025. As of March 31, 2025, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.
10. Earnings per Share
The computations of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share data)	2025	2024
Net loss	$(31)	$(15)

Basic weighted-average common shares	168,023	117,217
Dilutive effect of stock-based awards	—	—
Diluted weighted-average common shares	168,023	117,217

Basic loss per share	$(0.18)	$(0.13)
Diluted loss per share	$(0.18)	$(0.13)

Antidilutive shares excluded from diluted weighted-average common shares	1,512	2,514
11. Commitments and Contingencies
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
Our last mile subsidiary is involved in several class action and collective action cases involving misclassification claims. The misclassification claims relate solely to our last mile business, which operated as a wholly owned subsidiary of XPO until the spin-off of RXO was completed.
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
We continue to believe the misclassification claims are without merit and we intend to defend the Company vigorously in these matters. We do not believe that the incurrence of a loss is probable at this time and, accordingly, we have not accrued for any losses in these matters. Further, the plaintiffs have not quantified damages sought in the misclassification claims and we are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of the misclassification claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2024 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
The Coyote Acquisition
On September 16, 2024 (the “acquisition date”), the Company acquired the technology-driven, asset-light based truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”), from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS. We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments, which was paid in the first quarter of 2025. Refer to Note 3—Acquisition to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s acquisition of Coyote.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2024 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.

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
RXO has one reportable segment.
Results of Operations

	Three Months Ended March 31,		Percentage of Revenue
(In millions)	2025	2024	2025	2024
Revenue	$1,433	$913	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,153	699	80.5%	76.6%
Direct operating expense (exclusive of depreciation and amortization)	48	53	3.3%	5.8%
Sales, general and administrative expense	210	145	14.7%	15.9%
Depreciation and amortization expense	32	16	2.2%	1.8%
Transaction and integration costs	6	1	0.4%	0.1%
Restructuring costs	14	11	1.0%	1.2%
Operating loss	$(30)	$(12)	(2.1)%	(1.3)%
Other expense	—	1	—%	0.1%
Interest expense, net	9	8	0.6%	0.9%
Loss before income taxes	$(39)	$(21)	(2.7)%	(2.3)%
Income tax benefit	(8)	(6)	(0.6)%	(0.7)%
Net loss	$(31)	$(15)	(2.2)%	(1.6)%
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Revenue increased by 57.0% to $1.4 billion in the first quarter of 2025, compared with $913 million for the same quarter in 2024. The year-over-year increase in revenue in the first quarter of 2025 was driven by (i) a $503 million increase in truck brokerage revenue, primarily as a result of the Coyote acquisition and (ii) a $46 million increase in last mile revenue, primarily as a result of a 24% increase in volume. This was partially offset by a $15 million decrease in revenue in our managed transportation business, driven primarily by a decrease in expedite ground volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the first quarter of 2025 was $1.2 billion, or 80.5% of revenue, compared with $699 million, or 76.6% of revenue in the same quarter of 2024. The $454 million increase is primarily attributable to the Coyote acquisition. The year-over-year increase as a percentage of revenue during the first quarter of 2025 was driven primarily by (i) a 0.8 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower freight rates were not fully offset by corresponding reductions in cost of purchased transportation during the quarter and (ii) a 3.2 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $48 million in the first quarter of 2025 decreased $5 million, or 9.4%, from $53 million in the same quarter of 2024. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.3% in the first quarter of 2025 compared with 5.8% in the same quarter of 2024 due to cost reduction initiatives.

SG&A of $210 million in the first quarter of 2025 increased $65 million, or 44.8%, from $145 million in the first quarter of 2024, primarily attributable to the Coyote acquisition. As a percentage of revenue, SG&A decreased to 14.7% in the first quarter of 2025 compared with 15.9% for the same quarter of 2024 driven primarily by improved leverage as a result of increased scale due to the Coyote acquisition, as well as cost savings from restructuring actions.
Depreciation and amortization expense for the first quarter of 2025 was $32 million, compared with $16 million for the same quarter in 2024. Depreciation and amortization expense for the first quarter of 2025 included $16 million as a result of the Coyote acquisition.
Transaction and integration costs for the first quarter of 2025 and 2024 were $6 million and $1 million, respectively. Transaction and integration costs for the first quarter of 2025 included $5 million as a result of the Coyote acquisition.
Restructuring costs for the first quarter of 2025 and 2024 were $14 million and $11 million, respectively, and primarily comprised severance costs and operating lease impairment costs.
Our effective income tax rates were 19.2% and 27.7% for the first quarter of 2025 and 2024, respectively. The effective tax rates for the first quarter of 2025 and 2024 were calculated using the discrete method. Our effective tax rate for the first quarter of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss. Our effective tax rate for the first quarter of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S.
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
Capital Expenditures
Our 2025 capital expenditures include capital associated with strategic investments in technology, equipment and real estate. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts and availability of labor and equipment. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
We were in compliance with all covenants and other provisions of our outstanding debt and financing arrangements as of March 31, 2025. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 7—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of March 31, 2025.

Financial Condition
Our asset and liability balances are summarized as follows:

(In millions)	March 31, 2025	December 31, 2024	$ Change	% Change
Total current assets	$1,255	$1,339	$(84)	(6.3)%
Total long-term assets	2,049	2,075	(26)	(1.3)%
Total current liabilities	964	1,065	(101)	(9.5)%
Total long-term liabilities	753	737	16	2.2%
Total assets decreased by $110 million from December 31, 2024 to March 31, 2025, primarily due to (i) a $77 million decrease in accounts receivable as a result of a sequential decrease in revenue, (ii) a $20 million decrease in operating lease assets as a result of amortization and (iii) a $19 million decrease in cash and cash equivalents as a result of timing of transaction-related payments associated with the Coyote acquisition. Total liabilities decreased by $85 million from December 31, 2024 to March 31, 2025, primarily due to a sequential decrease in third party transportation costs, partially offset by a $36 million increase in long-term debt and obligations under finance leases.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Net cash provided by (used in) operating activities	$(2)	$7	$(9)
Net cash used in investing activities	(25)	(11)	(14)
Net cash provided by financing activities	7	6	1
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—	1
Net change in cash, cash equivalents and restricted cash	$(19)	$2	$(21)
Net cash provided by operating activities for the first three months of 2025 decreased by $9 million compared with the same period in 2024. The decrease in cash provided by operating activities reflects the impact of (i) a $16 million increase in net loss between periods and (ii) changes in working capital.
Investing activities used $25 million of cash for the first three months of 2025, compared with using $11 million of cash for the same period in 2024. The increased usage in the first quarter of 2025 was due to $10 million paid related to the Coyote acquisition for working capital and other post-closing adjustments.
Financing activities provided $7 million of cash for the first three months of 2025, compared to providing $6 million of cash for the same period in 2024. The primary source of cash in the first three months of 2025 was $35 million in net proceeds from borrowings, partially offset by $17 million in payments for tax withholdings primarily attributable to the vesting of stock compensation awards held by non-RXO employees at the spin which are now substantially complete. The primary source of cash in the first three months of 2024 was $8 million in net proceeds from borrowings.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2024 included in the 2024 Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended March 31, 2025, as compared with the quantitative and qualitative disclosures about market risk described in the 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of Coyote on September 16, 2024 and is in the process of integrating the acquired business into the Company’s overall internal controls over financial reporting process.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the 2024 Form 10-K. There have been no material changes with respect to these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three months ended March 31, 2025.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of March 31, 2025, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three months ended March 31, 2025. For further details, refer to Note 9—Stockholders’ Equity to the condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *+	Form of RXO, Inc. Annual Incentive Plan

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

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

Date: May 7, 2025		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)