Form 10-Q
period 2025-09-30
RXO, Inc.
filed 2025-11-06
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, there were 164,111,872 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$25	$35
Accounts receivable, net of $15 and $13 in allowances, respectively	1,104	1,227
Other current assets	72	77
Total current assets	1,201	1,339
Long-term assets
Property and equipment, net of $365 and $317 in accumulated depreciation, respectively	137	135
Operating lease assets	254	276
Goodwill	1,123	1,123
Identifiable intangible assets, net of $153 and $146 in accumulated amortization, respectively	463	499
Other long-term assets	23	42
Total long-term assets	2,000	2,075
Total assets	$3,201	$3,414
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$481	$568
Accrued expenses	321	373
Short-term debt and current maturities of long-term debt	16	17
Short-term operating lease liabilities	77	81
Other current liabilities	12	26
Total current liabilities	907	1,065
Long-term liabilities
Long-term debt and obligations under finance leases	387	351
Deferred tax liabilities	54	88
Long-term operating lease liabilities	202	215
Other long-term liabilities	71	83
Total long-term liabilities	714	737
Commitments and Contingencies (Note 11)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 164,103 and 162,517 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,922	1,904
Accumulated deficit	(338)	(284)
Accumulated other comprehensive loss	(6)	(10)
Total equity	1,580	1,612
Total liabilities and equity	$3,201	$3,414
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$1,421	$1,040	$4,273	$2,883
Cost of transportation and services (exclusive of depreciation and amortization)	1,137	809	3,408	2,208
Direct operating expense (exclusive of depreciation and amortization)	48	49	143	152
Sales, general and administrative expense	208	149	632	448
Depreciation and amortization expense	26	21	88	54
Transaction and integration costs	5	30	18	38
Restructuring costs	4	2	21	15
Operating loss	$(7)	$(20)	$(37)	$(32)
Other expense (income)	(1)	216	1	217
Interest expense, net	9	6	26	22
Loss before income taxes	$(15)	$(242)	$(64)	$(271)
Income tax provision (benefit)	(1)	1	(10)	(6)
Net loss	$(14)	$(243)	$(54)	$(265)

Loss per share
Basic	$(0.08)	$(1.81)	$(0.32)	$(2.15)
Diluted	$(0.08)	$(1.81)	$(0.32)	$(2.15)

Weighted-average common shares outstanding
Basic	168,578	134,095	168,377	123,004
Diluted	168,578	134,095	168,377	123,004
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net loss	$(14)	$(243)	$(54)	$(265)

Other comprehensive income (loss)
Foreign currency gain (loss)	$(1)	$—	$4	$(2)
Other comprehensive income (loss)	(1)	—	4	(2)
Comprehensive loss	$(15)	$(243)	$(50)	$(267)
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating activities
Net loss	$(54)	$(265)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization expense	88	54
Stock compensation expense	22	17
Deferred tax benefit	(15)	(12)
Deemed non-pro rata distribution	—	216
Impairment of operating lease assets	3	—
Other	7	3
Changes in assets and liabilities
Accounts receivable	120	(8)
Other current assets and other long-term assets	20	22
Accounts payable	(74)	(47)
Accrued expenses, other current liabilities and other long-term liabilities	(73)	15
Net cash provided by (used in) operating activities	44	(5)
Investing activities
Payment for purchases of property and equipment	(43)	(33)
Proceeds from sale of property and equipment	1	—
Business acquisition, net of cash acquired	(10)	(1,019)
Other	(4)	—
Net cash used in investing activities	(56)	(1,052)
Financing activities
Proceeds from borrowings on revolving credit facilities	471	203
Repayment of borrowings on revolving credit facilities	(438)	(193)
Proceeds from issuance of common stock and pre-funded warrants	—	1,125
Payment for equity issuance costs	(1)	(30)
Payment for tax withholdings related to vesting of stock compensation awards	(20)	(4)
Repayment of debt and finance leases	(1)	(3)
Other	(10)	9
Net cash provided by financing activities	1	1,107
Effect of exchange rates on cash, cash equivalents and restricted cash	2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	50
Cash, cash equivalents, and restricted cash, beginning of period	35	5
Cash, cash equivalents, and restricted cash, end of period	$26	$55

Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$38	$97
Cash paid for income taxes, net	6	3
Cash paid for interest, net	17	13
Purchases of property and equipment in accounts payable, accrued expenses and other liabilities	12	3
Accrued tax withholdings related to vesting of stock compensation awards	—	1
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2025	163,970	$2	$1,915	$(324)	$(5)	$1,588
Net loss	—	—	—	(14)	—	(14)
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	8	—	—	8
Vesting of stock compensation awards	133	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(1)	—	—	(1)
Balance as of September 30, 2025	164,103	$2	$1,922	$(338)	$(6)	$1,580

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$1,612
Net loss	—	—	—	(54)	—	(54)
Other comprehensive income	—	—	—	—	4	4
Stock compensation expense	—	—	22	—	—	22
Vesting of stock compensation awards	1,586	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Balance as of September 30, 2025	164,103	$2	$1,922	$(338)	$(6)	$1,580

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	117,607	$1	$599	$(16)	$(5)	$579
Net loss	—	—	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	—	—
Stock compensation expense	—	—	6	—	—	6
Vesting of stock compensation awards	113	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Deemed non pro-rata distribution	—	—	216	—	—	216
Issuance of common stock and pre-funded warrants, net of issuance costs	43,070	1	1,095	—	—	1,096
Balance as of September 30, 2024	160,790	$2	$1,914	$(259)	$(5)	$1,652

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$594
Net loss	—	—	—	(265)	—	(265)
Other comprehensive loss	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	17	—	—	17
Vesting of stock compensation awards	694	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Deemed non-pro rata distribution	—	—	216	—	—	216
Issuance of common stock and pre-funded warrants, net of issuance costs	43,070	1	1,095	—	—	1,096
Balance as of September 30, 2024	160,790	$2	$1,914	$(259)	$(5)	$1,652

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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of September 30, 2025.
Restricted Cash
As of September 30, 2025, our restricted cash included in Other current assets on our Condensed Consolidated Balance Sheets was $1 million.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient (for all entities) and an accounting policy election for non-public entities when estimating expected credit losses for current receivables and contract assets under Accounting Standards Codification 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively, and eligible entities can choose to apply the practical expedient and accounting policy election, with required disclosures. We are currently evaluating the potential impact of the new guidance.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This standard is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the potential impact of the new guidance.
On July 4, 2025, the U.S. enacted into law H.R.1, commonly referred to as “The One Big Beautiful Bill Act” (the “Act”). The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100% bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several international tax provisions. The legislation has various effective dates of implementation from 2025 through 2027. The Company evaluated the impact of these tax law changes on the effective tax rate and determined that there was no material impact to our income tax expense or effective tax rate.
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
The Transaction was accounted for under the acquisition method of accounting. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The following table summarizes the final allocation of the purchase price to Coyote’s identifiable tangible and intangible assets acquired and liabilities assumed by the Company at the acquisition date. During the measurement period, adjustments to the preliminary purchase price allocation were made primarily to reflect the final valuation of acquired identifiable intangible assets, property  and equipment, self-insured liabilities and deferred tax liabilities.

(In millions)
Cash and cash equivalents	$19
Accounts receivable	394
Other current assets	31
Property and equipment	25
Identifiable intangible assets	459
Operating lease assets	88
Other long-term assets	19
Total assets	$1,035

Accounts payable	$(209)
Accrued expenses	(62)
Short-term operating lease liabilities	(17)
Deferred tax liabilities	(80)
Long-term operating lease liabilities	(70)
Other long-term liabilities	(41)
Total liabilities	$(479)

Net assets acquired	$556
Purchase price	$1,048
Goodwill recorded	$492
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
The following table summarizes the purchase price allocated to the identifiable intangible assets acquired:

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

(In millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$1,574	$4,723
Loss before income taxes	(29)	(61)
4. Segment Reporting
The tables below provide information about the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Revenue	$1,421	$1,040	$4,273	$2,883

Less:
Cost of transportation and services (exclusive of depreciation and amortization)	1,137	809	3,408	2,208
Direct operating expense (exclusive of depreciation and amortization)	48	49	143	152
Sales, general and administrative expense (1)	197	149	602	436
Other expense	1	(1)	1	—
Segment adjusted EBITDA	$38	$34	$119	$87

Unallocated corporate expenses	8	—	27	9
Depreciation and amortization expense	26	21	88	54
Transaction and integration costs	5	30	18	38
Restructuring and other costs	7	2	24	18
Other expense	(2)	217	—	217
Interest expense, net	9	6	26	22
Consolidated loss before income taxes	$(15)	$(242)	$(64)	$(271)
(1)Excludes unallocated corporate expenses and other costs.

(In millions)	September 30, 2025	December 31, 2024
Segment assets	$3,144	$3,345
Corporate assets	57	69
Total assets	$3,201	$3,414
5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% and 8% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Europe and Asia) for the three months ended September 30, 2025 and 2024, respectively. Approximately 7% and 8% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Europe and Asia) for the nine months ended September 30, 2025 and 2024, respectively.

Our revenue disaggregated by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Truck brokerage	$1,039	$655	$3,131	$1,762
Last mile	305	268	898	765
Managed transportation	137	151	416	459
Eliminations	(60)	(34)	(172)	(103)
Total	$1,421	$1,040	$4,273	$2,883
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Retail/e-commerce	$530	$399	$1,601	$1,112
Industrial/manufacturing	270	202	817	579
Food and beverage	229	125	682	324
Logistics and transportation	123	62	359	145
Automotive	88	101	276	305
Other	181	151	538	418
Total	$1,421	$1,040	$4,273	$2,883
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of September 30, 2025, the fixed consideration component of our remaining performance obligations was approximately $16 million, and we expect approximately 94% of that amount to be recognized over the next 3 years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate and equipment operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a rollforward of the Company’s restructuring activity:

		Nine Months Ended September 30, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments	Reserve Balance as of September 30, 2025
Severance	$5	$12	$(13)	$4
Equipment and facilities	15	9	(6)	18
Total	$20	$21	$(19)	$22

We expect the majority of the cash outlays related to the remaining severance restructuring liability at September 30, 2025 to be completed within twelve months. Cash outlays related to the remaining equipment and facilities restructuring liability at September 30, 2025 will be completed over the remaining term of the impaired leases.

7. Debt
The following table summarizes the principal balance and carrying value of our debt:

	September 30, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$35	$35	$—	$—
7.50% Notes due 2027 (1)	355	351	355	349
Finance leases, asset financing and short-term debt	17	17	19	19
Total debt and obligations under finance leases	407	403	374	368
Less: Short-term debt and current maturities of long-term debt	16	16	17	17
Total long-term debt and obligations under finance leases	$391	$387	$357	$351
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $4 million and $6 million as of September 30, 2025 and December 31, 2024, respectively.
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million unsecured multi-currency revolving credit facility (the “Revolver”), with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings, with interest payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The effective interest rate on the Revolver was 7.75% as of September 30, 2025.
On November 2, 2023, the Company exercised a feature to increase the total commitments under the Revolver from $500 million to $600 million.
The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a minimum interest coverage ratio of not less than 3.00:1.00. On August 8, 2024, the Company and lenders entered into an amendment, which, following the completion of the Coyote acquisition on September 16, 2024, increased the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. At September 30, 2025, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at September 30, 2025.
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
As of September 30, 2025, the Company had $565 million committed under the Revolver, net of outstanding borrowings. As of September 30, 2025, the Company’s available borrowing capacity under the Revolver, after giving effect to the financial covenants described above, was $383 million.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $16 million. This facility has a one-year term and we had $14 million outstanding as of September 30, 2025 classified as short-term debt.

Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of September 30, 2025.
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
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At September 30, 2025, the Company was in compliance with the covenants of the Notes.
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of September 30, 2025 and December 31, 2024, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	September 30, 2025	December 31, 2024
Revolver	3	$35	$—
7.50% Notes due 2027	1	363	365
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

9. Stockholders’ Equity
In connection with the private placement common stock issuance completed in August 2024, a deemed non-pro rata distribution of $216 million was recorded within Other expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, based on the difference between the issuance price and the closing market price of common stock on August 12, 2024, the effective date of the private placement.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program in the three or nine months ended September 30, 2025. As of September 30, 2025, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.
10. Earnings per Share
The computations of basic and diluted loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share data)	2025	2024	2025	2024
Net loss	$(14)	$(243)	$(54)	$(265)

Basic weighted-average common shares	168,578	134,095	168,377	123,004
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average common shares	168,578	134,095	168,377	123,004

Basic loss per share	$(0.08)	$(1.81)	$(0.32)	$(2.15)
Diluted loss per share	$(0.08)	$(1.81)	$(0.32)	$(2.15)

Antidilutive shares excluded from diluted weighted-average common shares	2,179	2,880	2,056	2,677
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
In one of the misclassification claims, Gonzalez v. RXO Last Mile, Inc., we recently reached an agreement to settle the matter for an immaterial amount without admitting any liability. We have accrued the full amount of the settlement.
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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.

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
RXO has one reportable segment.
Results of Operations

	Three Months Ended September 30,		Percentage of Revenue
(In millions)	2025	2024	2025	2024
Revenue	$1,421	$1,040	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,137	809	80.0%	77.8%
Direct operating expense (exclusive of depreciation and amortization)	48	49	3.4%	4.7%
Sales, general and administrative expense	208	149	14.6%	14.3%
Depreciation and amortization expense	26	21	1.8%	2.0%
Transaction and integration costs	5	30	0.4%	2.9%
Restructuring costs	4	2	0.3%	0.2%
Operating loss	$(7)	$(20)	(0.5)%	(1.9)%
Other expense (income)	(1)	216	(0.1)%	20.8%
Interest expense, net	9	6	0.6%	0.6%
Loss before income taxes	$(15)	$(242)	(1.1)%	(23.3)%
Income tax provision (benefit)	(1)	1	(0.1)%	0.1%
Net loss	$(14)	$(243)	(1.0)%	(23.4)%
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Revenue increased by 36.6% to $1.4 billion in the third quarter of 2025, compared with $1.0 billion for the same quarter in 2024. The year-over-year increase in revenue in the third quarter of 2025 was driven by (i) a $384 million increase in truck brokerage revenue, primarily as a result of the Coyote acquisition and (ii) a $37 million increase in last mile revenue, primarily as a result of a 12% increase in volume. This was partially offset by a $14 million decrease in revenue in our managed transportation business, driven primarily by a decrease in expedite automotive volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the third quarter of 2025 was $1.1 billion, or 80.0% of revenue, compared with $809 million, or 77.8% of revenue in the same quarter in 2024. The $328 million increase is primarily attributable to a full quarter of Coyote activity in the third quarter of 2025. The year-over-year increase as a percentage of revenue during the third quarter of 2025 was driven primarily by (i) a 0.4 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market tightened during the third quarter of 2025, with capacity rapidly exiting in certain regions driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates and (ii) a 2.2 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.

Direct operating expense (exclusive of depreciation and amortization) of $48 million in the third quarter of 2025 decreased $1 million, or 2.0%, from $49 million in the same quarter in 2024. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.4% in the third quarter of 2025 compared with 4.7% in the same quarter in 2024 driven primarily by cost reduction initiatives and improved leverage as a result of increased scale due to the Coyote acquisition.
SG&A of $208 million in the third quarter of 2025 increased $59 million, or 39.6%, from $149 million in the third quarter of 2024, primarily attributable to a full quarter of Coyote activity in the third quarter of 2025. As a percentage of revenue, SG&A increased to 14.6% in the third quarter of 2025 compared with 14.3% for the same quarter in 2024 driven primarily by an increase in purchased services and legal expense between periods.
Depreciation and amortization expense for the third quarter of 2025 was $26 million, compared with $21 million for the same quarter in 2024. Depreciation and amortization expense for the third quarter of 2025 included an increase of $7 million attributable to a full quarter of Coyote activity in the third quarter of 2025.
Transaction and integration costs for the third quarter of 2025 was $5 million, compared with $30 million for the same quarter in 2024. Transaction and integration costs for the third quarter of 2025 and 2024 included $4 million and $29 million, respectively, attributable to the Coyote acquisition.
Restructuring costs for the third quarter of 2025 and 2024 were $4 million and $2 million, respectively, and primarily comprised severance costs and operating lease impairment costs.
Other expense for the third quarter of 2024 included a one-time charge of $216 million representing a deemed non-pro rata distribution in connection with the private placement common stock issuance completed in August 2024.
Our effective income tax rates were 9.2% and (0.4)% for the third quarter of 2025 and 2024, respectively. The effective tax rates for the third quarter of 2025 and 2024 were calculated using the discrete method. Our effective tax rate for the third quarter of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss. Our effective tax rate for the third quarter of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of large non-deductible tax items associated with the Coyote acquisition and related common stock issuances.

	Nine Months Ended September 30,		Percentage of Revenue
(In millions)	2025	2024	2025	2024
Revenue	$4,273	$2,883	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	3,408	2,208	79.8%	76.6%
Direct operating expense (exclusive of depreciation and amortization)	143	152	3.3%	5.3%
Sales, general and administrative expense	632	448	14.8%	15.5%
Depreciation and amortization expense	88	54	2.1%	1.9%
Transaction and integration costs	18	38	0.4%	1.3%
Restructuring costs	21	15	0.5%	0.5%
Operating loss	$(37)	$(32)	(0.9)%	(1.1)%
Other expense	1	217	—%	7.5%
Interest expense, net	26	22	0.6%	0.8%
Loss before income taxes	$(64)	$(271)	(1.5)%	(9.4)%
Income tax benefit	(10)	(6)	(0.2)%	(0.2)%
Net loss	$(54)	$(265)	(1.3)%	(9.2)%

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Revenue increased by 48.2% to $4.3 billion in the first nine months of 2025, compared with $2.9 billion for the same period in 2024. The year-over-year increase in revenue in the first nine months of 2025 was driven by (i) a $1.4 billion increase in truck brokerage revenue, primarily as a result of the Coyote acquisition and (ii) a $133 million increase in last mile revenue, primarily as a result of an 18% increase in volume. This was partially offset by a $43 million decrease in revenue in our managed transportation business, driven primarily by a decrease in expedite automotive volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the first nine months of 2025 was $3.4 billion, or 79.8% of revenue, compared with $2.2 billion, or 76.6% of revenue in the same period in 2024. The $1.2 billion increase is primarily attributable to a full nine months of Coyote activity in 2025. The year-over-year increase as a percentage of revenue in the first nine months of 2025 was driven primarily by (i) a 0.5 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue, as lower customer freight rates were not fully offset by corresponding reductions in cost of purchased transportation during the current year and (ii) a 2.4 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $143 million in the first nine months of 2025 decreased $9 million, or 5.9%, from $152 million in the same period in 2024. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.3% in the first nine months of 2025 compared with 5.3% in the same period of 2024 driven primarily by cost reduction initiatives and improved leverage as a result of increased scale due to the Coyote acquisition.
SG&A of $632 million in the first nine months of 2025 increased $184 million, or 41.1%, from $448 million in the same period in 2024, primarily attributable to a full nine months of Coyote activity in 2025. As a percentage of revenue, SG&A decreased to 14.8% in the first nine months of 2025 compared with 15.5% for the same period in 2024 driven primarily by improved leverage as a result of increased scale due to the Coyote acquisition, as well as cost savings from restructuring actions.
Depreciation and amortization expense for the first nine months of 2025 was $88 million, compared with $54 million for the same period in 2024. Depreciation and amortization expense for the first nine months of 2025 included an increase of $33 million attributable to a full nine months of Coyote activity in 2025.
Transaction and integration costs for the first nine months of 2025 and 2024 were $18 million and $38 million, respectively. Transaction and integration costs for the first nine months of 2025 and 2024 included $15 million and $35 million, respectively, attributable to the Coyote acquisition.
Restructuring costs for the first nine months of 2025 and 2024 were $21 million and $15 million, respectively, and primarily comprised severance costs and operating lease impairment costs.
Other expense for the first nine months of 2024 included a one-time charge of $216 million representing a deemed non-pro rata distribution in connection with the private placement common stock issuance completed in August 2024.
Our effective income tax rates were 16.0% and 2.2% for the first nine months of 2025 and 2024, respectively. The effective tax rates for the first nine months of 2025 and 2024 were calculated using the discrete method. Our effective tax rate for the first nine months of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss. Our effective tax rate for the first nine months of 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of large non-deductible tax items associated with the Coyote acquisition and related common stock issuances.

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
Debt and Financing Arrangements
We were in compliance with all covenants and other provisions of our outstanding debt and financing arrangements as of September 30, 2025. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. Refer to Note 7—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures regarding the Company’s debt and financing arrangements as of September 30, 2025.
As of September 30, 2025, the Company had $565 million committed under the Revolver, net of outstanding borrowings. As of September 30, 2025, the Company’s available borrowing capacity under the Revolver, after giving effect to the financial covenants described above, was $383 million.
Financial Condition
Our asset and liability balances are summarized as follows:

(In millions)	September 30, 2025	December 31, 2024	$ Change	% Change
Total current assets	$1,201	$1,339	$(138)	(10.3)%
Total long-term assets	2,000	2,075	(75)	(3.6)%
Total current liabilities	907	1,065	(158)	(14.8)%
Total long-term liabilities	714	737	(23)	(3.1)%
Total assets decreased by $213 million from December 31, 2024 to September 30, 2025, primarily due to (i) a $123 million decrease in accounts receivable as a result of a decrease in revenue in the third quarter of 2025 compared to the fourth quarter of 2024, (ii) a $36 million decrease in identifiable intangible assets as a result of amortization and (iii) a $22 million decrease in operating lease assets as a result of amortization. Total liabilities decreased by $181 million from December 31, 2024 to September 30, 2025, primarily due to (i) a decrease in third-party transportation costs in the third quarter of 2025 compared to the fourth quarter of 2024 and (ii) a $17 million decrease in short-term and long-term operating lease liabilities as a result of amortization. These decreases were partially offset by a $36 million increase in long-term debt and obligations under finance leases.

Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024	$ Change
Net cash provided by (used in) operating activities	$44	$(5)	$49
Net cash used in investing activities	(56)	(1,052)	996
Net cash provided by financing activities	1	1,107	(1,106)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9)	$50	$(59)
Net cash provided by operating activities for the first nine months of 2025 was $44 million compared with $5 million used in the same period in 2024. The increase in net cash provided by operating activities was primarily due to higher income and working capital.
Net cash used in investing activities for the first nine months of 2025 was $56 million compared with $1.1 billion in the same period in 2024. The primary uses of cash in the first nine months of 2025 were (i) $43 million for purchases of property and equipment and (ii) $10 million paid related to the Coyote acquisition for working capital and post-closing adjustments. The primary uses of cash in the first nine months of 2024 were (i) $1.0 billion for the acquisition of Coyote, net of cash acquired and (ii) $33 million for purchases of property and equipment. The increase in purchases of property and equipment was driven primarily by strategic real estate investments in 2025.
Net cash provided by financing activities for the first nine months of 2025 was $1 million compared with $1.1 billion in the same period in 2024. The primary source of cash in the first nine months of 2025 was $33 million in net proceeds from borrowings on revolving credit facilities, partially offset by $20 million in payments for tax withholdings primarily attributable to the vesting of stock compensation awards held by non-RXO employees at the spin which are now substantially complete. The primary source of cash in the first nine months of 2024 was $1.1 billion in net proceeds from the issuance of common stock used to fund the acquisition of Coyote.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended September 30, 2025, as compared with the quantitative and qualitative disclosures about market risk described in the 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During the quarter ended September 30, 2025, we completed the control integration for our 2024 acquisition of Coyote.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three or nine months ended September 30, 2025.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of September 30, 2025, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three or nine months ended September 30, 2025. For further details, refer to Note 9—Stockholders’ Equity to the condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

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

Date: November 6, 2025		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)