Form 10-K
period 2025-12-31
RXO, Inc.
filed 2026-02-09
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.6 billion as of June 30, 2025, based upon the closing price of the common stock on that date.
As of February 5, 2026, there were 164,193,961 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

RXO, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

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

Item 1. Business.
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
Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage and last mile. Our managed transportation offering includes bespoke load planning and procurement, complex solutions tailored to specific challenges, performance monitoring, engineering and data analytics, among other services. Our control tower solution leverages the expertise of a dedicated team focused on continuous improvement, and digital, door-to-door visibility into order status and freight in transit. In addition, we offer technology-enabled managed expedite services that automate transportation procurement for time-critical freight moved by road and air charter carriers. We also offer freight forwarding services, including facilitation of ocean and air transportation, customs brokerage and additional domestic services including middle mile.
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
RXO’s common stock, par value of $0.01 per share, began trading on the New York Stock Exchange under the ticker symbol “RXO” on November 1, 2022. RXO was incorporated as a Delaware corporation in May 2022.
The Coyote Acquisition
On September 16, 2024, the Company acquired the technology-driven, asset-light truckload freight brokerage services business, as well as certain assets used to conduct haulage, dedicated transport and warehousing services in the United Kingdom (collectively, “Coyote”), from United Parcel Service of America, Inc. (“UPS”) and certain subsidiaries of UPS. We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments, which was paid in the first quarter of 2025. Refer to Note 3 — Acquisition to the consolidated financial statements in this Annual Report on Form 10-K for disclosures regarding the Company’s acquisition of Coyote.

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
Drivers of Value Creation
We have identified five key drivers of value creation in our truck brokerage business:
•Critical Scale in an Expanding Industry with Low Penetration: We are one of the largest brokers of full truckload freight transportation in North America, with a carrier pool that gives us access to vast truck capacity to serve high shipper demand for transportation. We are also well established as a freight broker of choice across diversified industry sectors, with a notable presence in the e-commerce and retail sectors and believe that shippers look to do business with brokers of greater scale. We expect to benefit from both overall industry growth in demand for truckload transportation, and a long runway for increased broker penetration of for-hire trucking.
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
Overview of Our Digital Brokerage Platform
Our self-learning RXO Connect® digital brokerage platform gives us a scalable framework to continually enhance our service, capture share and reduce costs. This fully automated, cloud-based platform encompasses Freight Optimizer, as well as our mobile app, application programming interface integrations, self-service dashboards and real-time functionality for transacting and tracking freight shipments.
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

Customers and Markets
RXO provides services to customers ranging in size from small businesses to Fortune 100 companies and sector leaders. The diversification of our customer base minimizes concentration risk: in 2025, our top 20 customers in total and our top five customers in total accounted for approximately 37% and 23% of our revenue, respectively. Revenue from our largest customer represented approximately $653 million, or 11.4%, of total revenue.
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
Our competitors include local, regional, national and international companies operating in North America that offer the same services we provide; some have larger customer bases, significantly more resources and more experience than we have. Our primary competitors include C.H. Robinson, Echo Global Logistics, Expeditors, Forward Air, Flexport, J.B. Hunt, Landstar System, Total Quality Logistics, and Uber Freight. Due to the competitive nature of our industry, we strive to strengthen existing business relationships and forge new relationships.
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
Regulations Affecting Motor Carriers
In the United States, our subsidiaries that operate as motor carriers are licensed by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). Our motor carrier subsidiaries must comply with the safety and fitness regulations of the DOT, including those related to, without limitation, controlled substances and alcohol, hours-of service compliance, vehicle maintenance, hazardous materials compliance, driver fitness and language proficiency, unsafe driving, and minimum insurance requirements. These carriers are subject to the FMCSA’s Compliance Safety Accountability program, which uses a Safety Measurement System to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories. Other federal agencies, such as the Pipeline and Hazardous Materials Safety Administration, the U.S. Food and Drug Administration, and the U.S. Department of Homeland Security, also regulate aspects of our operations.
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
Separate from regulatory requirements, private litigants are more regularly adding brokers as defendants in lawsuits arising from highway accidents, including on the grounds that brokers were negligent in selecting unsafe carriers to which they tender freight. “Negligent selection,” as the cause of action has come to be known, is an allegation, under state law, that the broker failed to act reasonably in deciding whether to hire a carrier. Because the cause of action is based on state law, and because what constitutes “negligence” is a question of fact that is decided by the jury, caselaw has not developed hard and fast rules regarding what constitutes lack of reasonable care in a carrier selection decision. The United States Supreme Court recently accepted review of a negligent selection case against a broker and it will likely decide whether these state law negligence-based claims against brokers are preempted by federal law.
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
Risk Management and Insurance
We participate in a combination of self-insurance programs, partially through our wholly-owned captive insurance company, and purchased insurance that are managed to provide for commercial automobile liability, commercial general liability, cargo legal liability, workers’ compensation and employers’ liability, umbrella and excess liability, cyber risk, and property coverage with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.

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
Our People
As of December 31, 2025, we operated with 9,218 team members, including 6,906 full-time and part-time employees (“regular employees”) and 2,312 temporary workers. Of our regular employees, 36% were in hourly roles and 64% were in salaried positions, and 36% are female. As of December 31, 2025, fewer than 20 employees were covered by a collective bargaining agreement.

RXO Workforce(1)	Total #	Total %
Regular	6,906	75%
Hourly	2,502	36%
Salaried	4,404	64%
Male	4,343	63%
Female	2,482	36%
Others/Undisclosed	81	1%
Temporary	2,312	25%
Total Workforce	9,218	100%
(1) Gender representation includes regular employees who have self-identified.
Our Talent Engagement
We believe acquiring top talent and investing in the development of our people gives us a sustainable competitive advantage. We attract candidates from a variety of talent sources and build our pipeline by offering rewarding and challenging career opportunities. We create exceptional employee training experiences that are innovative and collaborative, and we believe they start by listening to our people. We garner feedback from our employees through many channels, including surveys, roundtables, town halls, and leadership forums. In turn, we offer numerous career development opportunities including career workshops, forums, online learning, leadership training, high-potential cohorts, and more. Our employees are encouraged to participate in strategic, cross-functional initiatives, allowing them to develop professionally and play a key role in contributing to the Company’s results.

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
Information about our Executive Officers
Our executive officers are as follows:

Name	Age	Position
Drew Wilkerson	42	Chairman of the Board and Chief Executive Officer
James Harris	63	Chief Financial Officer
Jeff Firestone	55	Chief Legal Officer
Drew Wilkerson is a transportation industry veteran with 19 years of experience in brokerage operations. He joined XPO in May 2012 to spearhead the growth of the company’s flagship truck brokerage hub in Charlotte, North Carolina. In May 2014, he was promoted to regional vice president, with responsibility for major brokerage operations, and served as the key liaison for strategic accounts. In March 2017, he was named president of XPO’s North American brokerage business; and in February 2020, he was named president of XPO’s North American transportation division, with P&L responsibility for truck brokerage, expedite, intermodal, drayage, managed transportation, last mile and freight forwarding. He served in this role until the spin-off of RXO from XPO in November 2022. Prior to XPO, Mr. Wilkerson held leadership positions in sales, operations, and customer and carrier relationship management with C.H. Robinson Worldwide.
James Harris is a career CFO with over 37 years of experience in B2B sectors, including two decades with public companies. He served as chief financial officer of XPO’s North American transportation division from September 2022, until the spin-off of RXO from XPO in November 2022. Prior to XPO, he was CFO and treasurer of SPX Technologies from August 2020 to September 2022, and earlier held positions as CFO and then interim CEO of Elevate Textiles, Inc. from April 2019 to August 2020. From 2008 to 2018, he held various executive roles with Coca-Cola Consolidated, the largest independent Coca-Cola franchisee in the United States, including eight years as CFO and two years as executive vice president, business transformation. From 2003 to 2008, he served on the board of directors of Coca-Cola Consolidated. Mr. Harris began his career with Ernst & Young LLP. He serves on the board of trustees of Appalachian State University.

Jeff Firestone served as chief legal officer of XPO’s North American transportation division from August 2022 until the spin-off of RXO from XPO in November 2022. Prior to XPO, he held senior legal positions with United Parcel Service during a 22-year tenure, including executive legal responsibility for corporate matters, litigation, governance, compliance and risk mitigation. This included UPS positions as deputy general counsel, regulatory compliance and risk from February 2022 to August 2022, senior vice president, business unit finance from August 2020 to January 2022, and senior vice president, domestic finance, business analytics and transformation from August 2018 to July 2020. Earlier, Mr. Firestone practiced law with Gibson, Dunn & Crutcher LLP.
Available Information
The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.
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
Item 1A. Risk Factors.
The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our Consolidated Financial Statements and related Notes in Part II, Item 8.
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
•Prolonged, escalated or expanded current and future international conflicts, and potential sanctions imposed in response to these conflicts, may adversely impact global supply chain activities and the economy at large; and
•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union and China have imposed tariffs on certain goods imported from the United States. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures.
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
Motor carriers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. Our income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for over-the-road transportation services, changes in regulations and increased enforcement of existing regulations may reduce available capacity and increase motor carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss or lower margin. This may be more acute when we have a high percentage of contracted freight with customers and when there are significant changes in prices charged by motor carriers in a short period, as most of our transportation services are procured transactionally. To date, such losses have not been material, but there can be no assurances that such losses will not be material in the future.
As our volumes increase or we increase freight rates charged to our customers, the resulting increase in revenues may increase our working capital needs due to our business model, which generally has a higher length of days sales outstanding than days payables outstanding.
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
We may be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. Also, due to recent advances in technology and well-known efforts on the part of computer hackers and cyber-criminals to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws. Recently, regulatory and enforcement focus on data protection has heightened in the United States. Failure to comply with applicable data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, our reputation, results of operations and financial condition.
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
We rely on third parties to provide us with a number of operational and technical services. These third parties may have access to our systems, provide hosting services or otherwise possess data about us or our customers, employees or partners. Our ability to monitor such third parties’ security measures is limited. Any security incident involving such third parties could compromise the integrity or availability of, or result in the theft of, our and our customers’ data. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, we could face lawsuits, regulatory investigation, fines, and potential liability and our financial results could be negatively impacted.
We use, and may continue to expand our use of, machine learning and artificial intelligence (“AI”) technologies to deliver our services and operate our business.
If we fail to successfully integrate AI into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers and cybersecurity personnel, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI that may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.
Risks Related to Our Credit and Liquidity
Challenges in the commercial and credit environment may adversely affect our future access to capital on favorable terms.
Volatility in global financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our services or in the financial health of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions.
We incurred debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
As of December 31, 2025, we had $408 million of outstanding debt and finance leases, consisting primarily of $355 million of our unsecured notes, in addition to $565 million of undrawn commitments under the unsecured, multi-currency revolving credit facility that matures in 2029 (the “Revolver”). On February 5, 2026, we entered into the ABL Facility (as defined below) and, in connection therewith, the Revolver was fully repaid and terminated. Refer to Note 10 — Debt to the consolidated financial statements for additional information. We may also incur additional indebtedness in the future.
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
We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the third-party carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for the third-party carriers, from time to time, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase our exposure in the event one of our third-party carriers is involved in an accident resulting in injuries or contamination.
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
Our top five customers comprised approximately 23% of our consolidated total revenue for the year ended December 31, 2025. Our largest customer comprised approximately 11.4% of our consolidated total revenue for the year ended December 31, 2025. The sudden loss of one or more major customers could materially and adversely affect our operating results.
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
As of December 31, 2025, we had $1.1 billion of goodwill on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates—Evaluation of Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We have entered into agreements with certain stockholders that granted such stockholders certain registration rights. Pursuant to these agreements, we registered for resale 28.5 million shares of our common stock, which represents approximately 17.4% of our outstanding shares of common stock as of December 31, 2025. Any sales of these registered shares, or the prospect of any such sales, could adversely impact the market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
Any stockholder’s percentage of ownership in RXO may be diluted in the future at any given time.
In the future, existing holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock. We anticipate that the compensation committee of our board of directors will grant additional stock-based awards to our employees under the employee benefits plan. Such awards will have a dilutive effect on the number of RXO shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock.
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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which could have the effect of delaying or preventing a change of control. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Our information security program is managed by our Head of Information Security (“HIS”), who is responsible for assessing, monitoring and managing our cybersecurity risks. Our Chief Financial Officer (“CFO”) provides oversight of our information security program. Our HIS has more than 30 years of experience in the technology and cybersecurity fields, including 20 years of cybersecurity experience in the U.S. defense industrial base. Our CFO has over 35 years of experience, inclusive of roles with direct oversight of information technology.
Our cybersecurity risk management and identification has been integrated into our broader enterprise risk management framework which is regularly reported on to the Audit Committee of our Board of Directors. Additionally, our HIS provides periodic reports to our Board of Directors, as well as to our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on our cybersecurity risks and threats, the status of activities to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
We have implemented robust incident monitoring and response processes, which are overseen by our HIS. Security events are evaluated, ranked by severity and prioritized for response and remediation by the information technology team. Incidents are evaluated to determine materiality as well as operational, business and privacy impacts and are reported to management as appropriate.
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
Item 2. Properties.
As of December 31, 2025, we operated 171 principal locations, primarily located in North America, including 20 locations owned or leased by our customers.

Location	Leased Facilities	Customer Facilities (1)	Total
North America	132	20	152
Asia	8	—	8
Europe	6	—	6
Corporate	5	—	5
Total	151	20	171
(1)Locations owned or leased by customers.
We lease our current executive office located in Charlotte, North Carolina. We believe that our facilities are sufficient for our current needs.

Item 3. Legal Proceedings.
Information with respect to certain legal proceedings is included in Note 17 — Commitments and Contingencies to our consolidated financial statements (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange under the ticker symbol “RXO.” As of February 5, 2026, there were approximately 94 registered holders of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stock Performance Graph
RXO became a standalone publicly traded company on November 1, 2022. The following graph sets forth the cumulative total stockholder return to RXO’s stockholders for the period beginning November 1, 2022, through December 31, 2025, as well as the corresponding returns on the Dow Jones Transportation Average and S&P SmallCap 600 index.
The stock performance assumes $100 was invested on November 1, 2022, in our common stock and each index, including reinvestment of dividends through December 31, 2025.

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
11/1/2022
12/31/2022
12/31/2023
12/31/2024
12/31/2025
RXO, Inc.
Dow Jones Transportation Average
S&P SmallCap 600

	11/1/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025
RXO, Inc.	$100.00	$90.24	$122.04	$125.08	$66.32
Dow Jones Transportation Average	$100.00	$99.05	$117.59	$117.56	$128.37
S&P SmallCap 600	$100.00	$96.39	$109.77	$117.26	$122.22
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our managed transportation service provides asset-light solutions for shippers who outsource their freight transportation to gain reliability, visibility and cost savings. The service uses proprietary technology to enhance our revenue synergy, with cross-selling to truck brokerage and last mile. Our managed transportation offering includes bespoke load planning and procurement, complex solutions tailored to specific challenges, performance monitoring, engineering and data analytics, among other services. Our control tower solution leverages the expertise of a dedicated team focused on continuous improvement, and digital, door-to-door visibility into order status and freight in transit. In addition, we offer technology-enabled managed expedite services that automate transportation procurement for time-critical freight moved by road and air charter carriers. We also offer freight forwarding services, including facilitation of ocean and air transportation, customs brokerage and additional domestic services including middle mile.
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

The Coyote Acquisition
On September 16, 2024, the Company acquired Coyote from UPS and certain subsidiaries of UPS. We acquired Coyote for $1.038 billion in cash, subject to certain additional customary adjustments. The purchase price was subsequently increased by $10 million for working capital and other post-closing adjustments, which was paid in the first quarter of 2025. Refer to Note 3 — Acquisition to the consolidated financial statements in this Annual Report on Form 10-K for disclosures regarding the Company’s acquisition of Coyote.
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
RXO has one reportable segment.

Results of Operations

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Revenue	$5,742	$4,550	$3,927	100.0%	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	4,611	3,565	2,967	80.3%	78.4%	75.6%
Direct operating expense (exclusive of depreciation and amortization)	190	202	235	3.3%	4.4%	6.0%
Sales, general and administrative expense	832	666	591	14.5%	14.6%	15.0%
Depreciation and amortization expense	116	87	67	2.0%	1.9%	1.7%
Transaction and integration costs	22	53	12	0.4%	1.2%	0.3%
Restructuring costs	38	33	16	0.7%	0.7%	0.4%
Goodwill impairment	12	—	—	0.2%	—%	—%
Operating income (loss)	(79)	(56)	39	(1.4)%	(1.2)%	1.0%
Other expense	1	218	3	—%	4.8%	0.1%
Interest expense, net	35	30	32	0.6%	0.7%	0.8%
Income (loss) before income taxes	(115)	(304)	4	(2.0)%	(6.7)%	0.1%
Income tax provision (benefit)	(15)	(14)	—	(0.3)%	(0.3)%	—%
Net income (loss)	$(100)	$(290)	$4	(1.7)%	(6.4)%	0.1%
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Revenue increased by 26.2% to $5.7 billion in 2025, compared with $4.6 billion in 2024. The year-over-year increase in revenue in 2025 was driven by (i) a $1.2 billion increase in truck brokerage revenue, primarily as a result of the Coyote acquisition and (ii) a $141 million increase in last mile revenue, primarily as a result of a 13% increase in volume. This was partially offset by a $51 million decrease in revenue in our managed transportation business, driven primarily by a decrease in automotive expedite volume.
Cost of transportation and services (exclusive of depreciation and amortization) in 2025 was $4.6 billion, or 80.3% of revenue, compared with $3.6 billion, or 78.4% of revenue in 2024. The $1.0 billion increase is primarily attributable to a full year of Coyote activity in 2025. The year-over-year increase as a percentage of revenue during 2025 was driven primarily by (i) a 0.5 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market tightened during 2025, with capacity rapidly exiting in certain regions driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates and (ii) a 2.7 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $190 million in 2025 decreased $12 million, or 5.9%, from $202 million in 2024. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.3% in 2025 compared to 4.4% in 2024 driven primarily by cost reduction initiatives and improved leverage as a result of increased scale due to the Coyote acquisition.
SG&A of $832 million in 2025 increased $166 million, or 24.9%, from $666 million in 2024, primarily attributable to a full year of Coyote activity in 2025. As a percentage of revenue, SG&A decreased to 14.5% in 2025 compared with 14.6% in 2024 driven primarily by improved leverage as a result of increased scale due to the Coyote acquisition, as well as cost savings from restructuring actions.
Depreciation and amortization expense in 2025 was $116 million, compared with $87 million in 2024. Depreciation and amortization expense for 2025 included an increase of $28 million attributable to a full year of Coyote activity in 2025.

Transaction and integration costs in 2025 were $22 million, compared with $53 million in 2024. Transaction and integration costs for 2025 and 2024 included $19 million and $49 million, respectively, attributable to the Coyote acquisition.
Restructuring costs in 2025 and 2024 were $38 million and $33 million, respectively, and primarily comprised severance costs and operating lease impairments.
Goodwill impairment in 2025 was $12 million and was driven by the impairment of our ground and air express reporting unit resulting from our annual goodwill assessment.
Other expense in 2024 included a one-time charge of $216 million representing a deemed non-pro rata distribution in connection with the private placement common stock issuance completed in August 2024.
Our effective income tax rates were 13.3% and 4.6% for 2025 and 2024, respectively. Our effective tax rate for 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of non-deductible expenses when experiencing a pre-tax loss. Our effective tax rate for 2024 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of large non-deductible tax items associated with the Coyote acquisition and related common stock issuances.
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
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million unsecured, multi-currency revolving credit facility (the “Revolver”) with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company's credit ratings. There was $35 million outstanding under the Revolver as of December 31, 2025.
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
As of December 31, 2025, the Company had $565 million committed under the Revolver, net of outstanding borrowings. As of December 31, 2025, the Company's available borrowing capacity under the Revolver, after giving effect to the financial covenants described above, was $202 million.
In connection with entering into the ABL Facility, on February 5, 2026, the existing Revolver was fully repaid and terminated.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $17 million. This facility has a one-year term and we had $15 million outstanding as of December 31, 2025 classified as short-term debt.
ABL Facility
On February 5, 2026, we entered into an asset-based five-year revolving credit facility (the “ABL Facility”) in an amount of up to $450 million, with $100 million available for the issuance of letters of credit. Proceeds from loans under the ABL Facility were used to repay and terminate the existing Revolver. Loans under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (i) a base rate plus an applicable margin or (ii) an adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin; interest is payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement.
The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including, but not limited to, financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.
Refer to Note 10 — Debt to the consolidated financial statements for additional information.

Loan Covenants and Compliance
As of December 31, 2025, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Equity Offering
During 2024, the Company completed both a private placement and public offering of its common stock. Total proceeds from these offerings, net of related issuance costs, of approximately $1.1 billion were used to fund the acquisition of Coyote on September 16, 2024. Refer to Note 13 — Stockholders' Equity to the consolidated financial statements for additional information.
Financial Condition
Our asset and liability balances are summarized as follows:

	December 31,
(In millions)	2025	2024	$ Change	% Change
Total current assets	$1,317	$1,339	$(22)	(1.6)%
Total long-term assets	1,960	2,075	(115)	(5.5)%
Total current liabilities	1,038	1,065	(27)	(2.5)%
Total long-term liabilities	698	737	(39)	(5.3)%
Total assets decreased by $137 million from December 31, 2024 to December 31, 2025, primarily due to (i) an $18 million decrease in cash and cash equivalents, as described in the Cash Flow Activity section below, (ii) a $46 million decrease in identifiable intangible assets as a result of amortization and (iii) a $38 million decrease in operating lease assets primarily as a result of amortization. Total liabilities decreased by $66 million from December 31, 2024 to December 31, 2025, primarily due to (i) a $30 million decrease in short-term and long-term operating lease liabilities as a result of lease payments and (ii) a $37 million decrease in deferred tax liabilities. These decreases were partially offset by a $36 million increase in long-term debt and obligations under finance leases.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Years Ended December 31,
(In millions)	2025	2024	$ Change
Net cash provided by (used in) operating activities	$51	$(12)	$63
Net cash used in investing activities	(71)	(1,064)	993
Net cash provided by financing activities	1	1,108	(1,107)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(2)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17)	$30	$(47)
Net cash provided by operating activities in 2025 was $51 million compared with $12 million used in 2024. The increase in net cash provided by operating activities was primarily due to higher income and changes in working capital.
Net cash used in investing activities in 2025 was $71 million compared with $1.1 billion used in 2024. The primary uses of cash in 2025 were (i) $59 million for purchases of property and equipment and (ii) $10 million paid related to the Coyote acquisition for working capital and post-closing adjustments. The primary uses of cash in 2024 were (i) $1.0 billion for the acquisition of Coyote, net of cash acquired, and (ii) $45 million for purchases of property and equipment.

Net cash provided by financing activities in 2025 was $1 million compared with $1.1 billion in 2024. The primary source of cash in 2025 was $33 million in net proceeds from borrowings on revolving credit facilities, partially offset by $19 million in payments for tax withholdings primarily attributable to the vesting of stock compensation awards held by non-RXO employees at the spin which are now substantially complete. The primary source of cash from financing activities in 2024 was $1.1 billion in net proceeds from the issuance of common stock.
Contractual Obligations
We lease certain facilities and equipment under non-cancellable operating and finance lease arrangements. As of December 31, 2025, our outstanding discounted obligations under operating and finance leases were $266 million and $3 million, respectively. See Note 8 — Leases to the consolidated financial statements for additional information.
As of December 31, 2025, we had $355 million of the Notes outstanding with interest payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023. The Notes mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable.
As of December 31, 2025, we had $35 million outstanding under the Revolver. Interest on any outstanding borrowings is payable monthly or quarterly, depending on RXO’s upfront election. Borrowings under the Revolver are payable, at our option, at any time prior to or at maturity on September 16, 2029. We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $17 million. This facility has a one-year term and we had $15 million outstanding as of December 31, 2025 classified as short-term debt. See Note 10 — Debt to the consolidated financial statements for additional information.
In connection with entering into the ABL Facility, on February 5, 2026, the existing Revolver was fully repaid and terminated.
In addition, we have obligations for agreements to purchase goods or services entered into in the ordinary course of business that are enforceable and legally binding.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). A summary of our significant accounting policies is contained in Note 2 — Basis of Presentation and Significant Accounting Policies to our consolidated financial statements. The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from estimated results, we believe the estimates are reasonable and appropriate.
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
For our 2025 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of the income and market approaches. As of November 30, 2025, we completed our annual impairment tests for goodwill. During 2025, our ground and air express reporting unit experienced lower than anticipated operating results and changing market fundamentals, resulting in the decision to restructure the reporting unit. Based on the quantitative assessment performed in 2025, we recognized an impairment loss of $12 million to fully impair the goodwill of our ground and air express reporting unit as the discounted cash flows expected to be generated by the reporting unit were not sufficient to recover its carrying value. No impairments resulted for our remaining reporting units as their assessed fair values exceeded their carrying values.
As of November 30, 2025, our Managed Solutions reporting unit had $116 million in goodwill and the excess of its estimated fair value over carrying value was 9%. Should our estimates change based on Managed Solutions’ operating results, market conditions, long-term growth projections or other assumptions underlying our forecast, including changes to the discount rate, the Managed Solutions reporting unit may become subject to goodwill impairment in future periods.
A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach and/or a market-based approach. The income approach of determining fair value is based on the present value of estimated future cash flows, which requires us to make various assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. The discount rates reflect management’s judgment and are based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. Our forecasts also reflect expectations concerning future economic conditions, interest rates and other market data. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry. We believe our approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.

Many of the factors used in assessing fair value are outside the control of management, and assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of any potential impairment.
Insurance
We participate in a combination of self-insurance programs, partially through our wholly-owned captive insurance company, and purchased insurance that are managed to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. Insurance coverage levels are adjusted annually based on risk tolerance and premium expense.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of RXO, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RXO, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Self-insurance Automobile Liabilities - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company participates in a combination of self-insurance programs and purchased insurance that are managed to provide for the costs of liability, automobile, and workers compensation (self-insured claims). The Company records estimates of the undiscounted liabilities associated with claims incurred as of the balance sheet date, including estimates of claims incurred, but not yet reported, by considering historical experience, demographic, and severity factors, and judgments about current and expected levels of cost per claim and retention levels.

We identified the assessment of certain of the estimated liabilities for self-insured automobile claims as a critical audit matter. The subjectivity of estimating the claims liabilities for pending claims and incurred but not reported claims requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether claims liabilities are appropriately stated as of December 31, 2025.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the self-insured claims – automobile liability included the following, among others:
•Evaluated the design and tested the operating effectiveness of certain internal controls related to the self-insured automobile claims liabilities, including controls over the projected development of known claims and incurred but not reported claims.
•Tested the underlying data and inputs for completeness and accuracy that served as the basis for the actuarial analysis, including reconciling the claims data to the Company’s actuarial analysis and testing current year claims and payment data.
•Compared the Company’s actuarial reserving methodologies with accepted actuarial methods and procedures.
•Evaluated assumptions and data used in determining the liability, including the ultimate loss selection, historical loss triangles, exposures by year (revenue and mileage), and the expected level of cost per claim, in relation to recent historical loss payment trends and severity factors.
•With the assistance of our actuarial specialists, we developed an independent range of estimates of the claims liabilities, utilizing loss development factors from the Company’s historical data and industry claim development factors, and compared our estimated range to management's recorded liability.
•Evaluating the reasonableness of the methodologies used in management’s estimate based on actuarial methods followed in the insurance industry associated with such liabilities.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 9, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of RXO, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of RXO, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 9, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
RXO, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity of RXO, Inc. for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Charlotte, North Carolina
February 12, 2024, except for Note 4, as to which the date is February 26, 2025

RXO, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$17	$35
Accounts receivable, net of $16 and $13 in allowances, respectively	1,226	1,227
Other current assets	74	77
Total current assets	1,317	1,339
Long-term assets
Property and equipment, net of $381 and $317 in accumulated depreciation, respectively	134	135
Operating lease assets	238	276
Goodwill	1,111	1,123
Identifiable intangible assets, net of $164 and $146 in accumulated amortization, respectively	453	499
Other long-term assets	24	42
Total long-term assets	1,960	2,075
Total assets	$3,277	$3,414
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$539	$568
Accrued expenses	397	373
Short-term debt and current maturities of long-term debt	17	17
Short-term operating lease liabilities	75	81
Other current liabilities	10	26
Total current liabilities	1,038	1,065
Long-term liabilities
Long-term debt and obligations under finance leases	387	351
Deferred tax liabilities	51	88
Long-term operating lease liabilities	191	215
Other long-term liabilities	69	83
Total long-term liabilities	698	737
Commitments and Contingencies (Note 17)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 164,160 and 162,517 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	1,929	1,904
Accumulated deficit	(384)	(284)
Accumulated other comprehensive loss	(6)	(10)
Total equity	1,541	1,612
Total liabilities and equity	$3,277	$3,414
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2023
Revenue	$5,742	$4,550	$3,927
Cost of transportation and services (exclusive of depreciation and amortization)	4,611	3,565	2,967
Direct operating expense (exclusive of depreciation and amortization)	190	202	235
Sales, general and administrative expense	832	666	591
Depreciation and amortization expense	116	87	67
Transaction and integration costs	22	53	12
Restructuring costs	38	33	16
Goodwill impairment	12	—	—
Operating income (loss)	(79)	(56)	39
Other expense	1	218	3
Interest expense, net	35	30	32
Income (loss) before income taxes	(115)	(304)	4
Income tax provision (benefit)	(15)	(14)	—
Net income (loss)	$(100)	$(290)	$4

Earnings (loss) per share
Basic	$(0.59)	$(2.17)	$0.03
Diluted	$(0.59)	$(2.17)	$0.03

Weighted-average common shares outstanding
Basic	168,462	133,412	116,871
Diluted	168,462	133,412	119,456
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(100)	$(290)	$4

Other comprehensive income (loss), net of tax
Foreign currency gain (loss)	$4	$(7)	$1
Other comprehensive income (loss)	4	(7)	1
Comprehensive income (loss)	$(96)	$(297)	$5
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2025	2024	2023
Operating activities
Net income (loss)	$(100)	$(290)	$4
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization expense	116	87	67
Stock compensation expense	29	23	19
Deferred tax benefit	(21)	(19)	(8)
Deemed non-pro rata distribution	—	216	—
Impairment of operating lease assets	4	13	—
Goodwill impairment	12	—	—
Other	11	7	9
Changes in assets and liabilities
Accounts receivable	(5)	(109)	158
Other current assets and other long-term assets	19	8	(14)
Accounts payable	(16)	(65)	(86)
Accrued expenses, other current liabilities and other long-term liabilities	2	117	(60)
Net cash provided by (used in) operating activities	51	(12)	89
Investing activities
Payment for purchases of property and equipment	(59)	(45)	(64)
Business acquisition, net of cash acquired	(10)	(1,019)	—
Proceeds from sale of property and equipment	2	—	—
Other	(4)	—	(2)
Net cash used in investing activities	(71)	(1,064)	(66)
Financing activities
Proceeds from borrowings on revolving credit facilities	566	238	76
Repayment of borrowings on revolving credit facilities	(533)	(226)	(71)
Proceeds from issuance of common stock and pre-funded warrants	—	1,125	—
Payment for equity issuance costs	(1)	(30)	—
Repayment of debt and finance leases	(2)	(3)	(104)
Payment for debt issuance costs	—	(3)	—
Payment for tax withholdings related to vesting of stock compensation awards	(19)	(4)	(14)
Repurchase of common stock	—	—	(2)
Other	(10)	11	(2)
Net cash provided by (used in) financing activities	1	1,108	(117)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(17)	30	(93)
Cash, cash equivalents and restricted cash, beginning of period	35	5	98
Cash, cash equivalents and restricted cash, end of period	$18	$35	$5
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	7	4	27
Cash paid for interest, net	32	27	32
Purchases of property and equipment in accounts payable, accrued expenses and other liabilities	11	3	2
Accrued tax withholdings related to vesting of stock compensation awards	—	15	—
See accompanying notes to consolidated financial statements.

RXO, Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	116,400	$1	$588	$2	$(4)	$587
Net income	—	—	—	4	—	4
Other comprehensive income	—	—	—	—	1	1
Stock compensation expense	—	—	19	—	—	19
Vesting of stock compensation awards	726	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(15)	—	—	(15)
Repurchase of common stock	(100)	—	(2)	—	—	(2)
Balance as of December 31, 2023	117,026	$1	$590	$6	$(3)	$594
Net loss	—	—	—	(290)	—	(290)
Other comprehensive loss	—	—	—	—	(7)	(7)
Stock compensation expense	—	—	23	—	—	23
Vesting of stock compensation awards	739	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(19)	—	—	(19)
Deemed non-pro-rata distribution	—	—	216	—	—	216
Issuance of common stock and pre-funded warrants, net of issuance costs	44,752	1	1,094	—	—	1,095
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$1,612
Net loss	—	—	—	(100)	—	(100)
Other comprehensive income	—	—	—	—	4	4
Stock compensation expense	—	—	29	—	—	29
Vesting of stock compensation awards	1,643	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Balance as of December 31, 2025	164,160	$2	$1,929	$(384)	$(6)	$1,541
See accompanying notes to consolidated financial statements.

RXO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2025, 2024 and 2023
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
RXO’s common stock, par value of $0.01 per share, began trading on the New York Stock Exchange under the ticker symbol “RXO” on November 1, 2022. RXO was incorporated as a Delaware corporation in May 2022.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. The Company has eliminated intercompany accounts and transactions.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical information and on various other assumptions that it believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, loss contingencies, insurance reserves, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectability of accounts receivable and the fair value of financial instruments. Actual results may vary from those estimates.
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

Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 3 — Acquisition for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including, but not limited to, the competitive environment, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2025, our restricted cash included in Other current assets on our Consolidated Balance Sheets was $1 million. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available.

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
The rollforward of the allowance for credit losses is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$13	$12	$13
Provision charged to expense	8	5	5
Write-offs, less recoveries, and other adjustments	(5)	(4)	(6)
Ending balance	$16	$13	$12
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
Other Current Assets
The components of other current assets are as follows:

	December 31,
(In millions)	2025	2024
Prepaid expenses	$32	$37
Contract assets	26	17
Other current assets	16	23
Total other current assets	$74	$77
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
For our 2025 goodwill assessment, we performed a quantitative analysis for our reporting units using a combination of the income and market approaches. See Note 9 — Goodwill and Intangible Assets for more information on our goodwill.
Intangible Assets and Long-lived Assets
We review intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. Our intangible assets subject to amortization consist of customer relationships and trade names. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life is 4 to 16 years for customer relationships and 15 years for trade names.
Accrued Expenses
The components of accrued expenses are as follows:

	December 31,
(In millions)	2025	2024
Accrued transportation and facility charges	$262	$211
Accrued salaries and wages	60	73
Accrued insurance	46	48
Other accrued expenses	29	41
Total accrued expenses	$397	$373
Insurance
We participate in a combination of self-insurance programs, partially through a wholly-owned captive insurance company, and purchased insurance that are managed to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. Insurance coverage levels are adjusted annually based on risk tolerance and premium expense.

Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering retention levels, historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim. Changes in these assumptions can impact actual costs paid to settle the claims and those amounts may be different than estimates. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. At December 31, 2025 and 2024, our insurance liabilities amounted to $91 million and $111 million, respectively, and are included in Accrued expenses and Other long-term liabilities on our Consolidated Balance Sheets.
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
Recent Accounting Pronouncements

Adoption of New Accounting Standard
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Refer to Note 15 — Income Taxes for required disclosures.

Accounting Pronouncements Issued but Not Yet Effective
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 seeks to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. The amendments are effective for annual periods beginning after December 15, 2026 and interim reporting periods after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which creates a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the practical expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted and the amendments should be applied prospectively. We are currently evaluating the potential impact of the new guidance.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 improves the operability of the accounting for internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. This standard is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the potential impact of the new guidance.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of the new guidance.
On July 4, 2025, the U.S. enacted into law H.R.1, commonly referred to as “The One Big Beautiful Bill Act” (the “Act”). The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100% bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several international tax provisions. The legislation has various effective dates of implementation from 2025 through 2027. The impact of the Act has been reflected in our consolidated financial statements for the year ended December 31, 2025. The Act did not have any material impact on our effective tax rate or cash flow in the current fiscal year.
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
The following table summarizes the purchase price allocated to the identifiable intangible assets acquired:

(Dollars in millions)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$444	15
Trademarks	15	4
Total	$459	15
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
The tables below provide information about the Company’s reportable segment:

	Years Ended December 31,
(In millions)	2025	2024	2023
Revenue	$5,742	$4,550	$3,927

Less:
Cost of transportation and services (exclusive of depreciation and amortization)	4,611	3,565	2,967
Direct operating expense (exclusive of depreciation and amortization)	190	202	235
Sales, general and administrative expense (1)	796	648	555
Other expense (income)	1	(1)	1
Segment adjusted EBITDA	$144	$136	$169

Unallocated corporate expenses	35	15	35
Depreciation and amortization expense	116	87	67
Transaction and integration costs	22	53	12
Restructuring and other costs	39	36	17
Goodwill impairment	12	—	—
Other expense	—	219	2
Interest expense, net	35	30	32
Consolidated income (loss) before income taxes	$(115)	$(304)	$4
(1)Excludes unallocated corporate expenses and other costs.

	December 31,
(In millions)	2025	2024
Segment assets	$3,207	$3,345
Corporate assets	70	69
Total assets	$3,277	$3,414
5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Europe and Asia) for each of the years ended December 31, 2025, 2024 and 2023.

Our revenue disaggregated by service offering is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Truck brokerage	$4,225	$3,029	$2,358
Last mile	1,196	1,055	1,014
Managed transportation	549	600	690
Eliminations	(228)	(134)	(135)
Total	$5,742	$4,550	$3,927
Our revenue disaggregated by industry sector is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Retail/e-commerce	$2,147	$1,677	$1,533
Industrial/manufacturing	1,077	854	743
Food and beverage	907	578	438
Logistics and transportation	519	419	197
Automotive	369	412	411
Other	723	610	605
Total	$5,742	$4,550	$3,927
For the year ended December 31, 2025, revenue from our largest customer represented approximately $653 million, or 11.4%, of total revenue.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of December 31, 2025, the fixed consideration component of our remaining performance obligation was approximately $13 million, and we expect approximately 94% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate and equipment operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a roll-forward of the Company’s restructuring activity:

		Year Ended December 31, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments and Other	Reserve Balance as of December 31, 2025
Severance	$5	$21	$(18)	$8
Equipment and facilities	15	17	(13)	19
Total	$20	$38	$(31)	$27

		Year Ended December 31, 2024
(In millions)	Reserve Balance as of December 31, 2023	Acquisition	Charges Incurred	Payments and Other	Reserve Balance as of December 31, 2024
Severance	$4	$1	$13	$(13)	$5
Equipment and facilities	2	—	19	(6)	15
Contract termination	—	—	1	(1)	—
Total	$6	$1	$33	$(20)	$20
We expect the majority of the cash outlays related to the remaining severance restructuring liability at December 31, 2025 to be complete within twelve months. Cash outlays related to the remaining equipment and facilities restructuring liability at December 31, 2025 will be completed over the remaining term of the impaired leases.
7. Property and Equipment
The following table summarizes our property and equipment:

	December 31,
(In millions)	2025	2024
Property and equipment
Buildings and leasehold improvements	$57	$45
Vehicles, tractors and trailers	23	25
Machinery and equipment	47	44
Computer software and equipment	388	338
Total property and equipment, gross	515	452
Less: accumulated depreciation	(381)	(317)
Total property and equipment, net	$134	$135
Net book value of capitalized internally-developed software included in property and equipment, net	$63	$67
Depreciation of property and equipment and amortization of computer software was $69 million, $60 million and $55 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, our long-lived tangible assets outside of the U.S. were not significant.

8. Leases
Most of our leases are operating leases and consist of real estate leases. In addition, we lease trucks, tractors and trailers.
The following amounts are recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2025	2024
Operating leases:
Operating lease assets	$238	$276

Short-term operating lease liabilities	$75	$81
Long-term operating lease liabilities	191	215
Total operating lease liabilities	$266	$296

Finance leases:
Property and equipment, gross	$9	$9
Accumulated depreciation	(7)	(5)
Property and equipment, net	$2	$4

Current portion of obligations under finance leases	$2	$2
Long-term portion of obligations under finance leases	1	2
Total finance lease liabilities	$3	$4
Supplemental weighted-average information for leases is as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	4.5	4.7
Finance leases	1.4	2.3
Weighted-average discount rate
Operating leases	5.2%	5.5%
Finance leases	5.6%	5.6%
The components of our lease expense are as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost	$99	$85	$59
Short-term lease cost	9	11	15
Variable lease cost	13	11	15
Total operating lease cost	$121	$107	$89
Finance lease cost:
Amortization of leased assets	$3	$3	$2
Interest on lease liabilities	—	—	1
Total finance lease cost	$3	$3	$3
Total lease cost	$124	$110	$92

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$90	$70	$57
Financing cash flows for finance leases	2	2	2
Leased assets obtained in exchange for new lease obligations:
Operating leases	49	75	100
Finance leases	—	—	2
Future minimum lease payments as of December 31, 2025 are as follows:

(In millions)	Finance Leases	Operating Leases
2026	$2	$85
2027	1	72
2028	—	55
2029	—	36
2030	—	22
Thereafter	—	31
Total lease payments	3	301
Less: interest	—	(35)
Present value of lease liabilities	$3	$266
As of December 31, 2025, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $52 million. These operating leases will commence in 2026, with initial lease terms ranging from 7 years to 11 years.
9. Goodwill and Intangible Assets
The following table presents the changes in goodwill for the years ended December 31, 2025 and 2024:

(In millions)
Balance as of December 31, 2023	$630
Acquired goodwill (1)	493
Balance as of December 31, 2024	1,123
Goodwill impairment	(12)
Adjustments to acquired goodwill (2)	(1)
Foreign exchange translation	1
Balance as of December 31, 2025	$1,111

Goodwill	$1,123
Accumulated impairment losses	(12)
Balance as of December 31, 2025	$1,111
(1)     Represents the excess of the purchase price over the estimated fair value of net assets acquired resulting from the Coyote acquisition.
(2)     Represents adjustments to the preliminary purchase price allocation for the Coyote acquisition.

As of November 30, 2025, we completed our annual impairment tests for goodwill. During 2025, our ground and air express reporting unit experienced lower than anticipated operating results and changing market fundamentals, resulting in the decision to restructure the reporting unit. Based on the quantitative assessment performed in 2025, we recognized an impairment loss of $12 million to fully impair the goodwill of our ground and air express reporting unit as the discounted cash flows expected to be generated by the reporting unit were not sufficient to recover its carrying value. No impairments resulted for our remaining reporting units as their assessed fair values exceeded their carrying values.
Our identifiable intangible assets consist of customer relationships and trade names, all of which are definite-lived. We did not recognize any impairment of our identified intangible assets in 2025 or 2024.
The following table summarizes the balance of our identifiable intangible assets as of December 31, 2025:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$613	$(163)	$450
Trade name	4	(1)	3
Total	$617	$(164)	$453
The following table summarizes the balance of our identifiable intangible assets as of December 31, 2024:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$630	$(139)	$491
Trade name	15	(7)	8
Total	$645	$(146)	$499
Estimated future amortization expense for amortizable intangible assets for the next five years and thereafter is as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Estimated amortization expense	$42	$41	$38	$37	$36	$259
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $47 million, $28 million and $13 million for the years ended December 31, 2025, 2024 and 2023, respectively.

10. Debt
The following table summarizes the principal balance and carrying value of our debt:

	December 31, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$35	$35	$—	$—
7.50% Notes due 2027 (1)	355	351	355	349
Finance leases, asset financing and short-term debt	18	18	19	19
Total debt and obligations under finance leases	408	404	374	368
Less: Short-term debt and current maturities of long-term debt	17	17	17	17
Total long-term debt and obligations under finance leases	$391	$387	$357	$351
(1)     The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $4 million and $6 million as of December 31, 2025 and December 31, 2024, respectively.
Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter is as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Principal payments on debt	$15	$355	$—	$35	$—	$—
Notes
On October 25, 2022, we completed an offering of $355 million in aggregate principal amount of unsecured notes (the “Notes” or the “7.50% Notes due 2027”). The Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027, unless earlier repurchased or redeemed, if applicable. The Notes were issued at an issue price of 98.962% of par. The effective interest rate on the Notes was 8.13% as of December 31, 2025.
We may redeem the Notes, in whole or in part, at any time at a redemption price equal to (i) 101.875% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on November 15, 2025 and (ii) 100% of the principal amount to be redeemed if the redemption occurs on or after November 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The Notes and their guarantees are unsecured, senior indebtedness for us and our guarantors. The Notes contain covenants customary for debt securities of this nature. At December 31, 2025, the Company was in compliance with the covenants of the Notes.
Revolving Credit Facilities
On October 18, 2022, we entered into a five-year, $500 million, unsecured multi-currency revolving credit facility (the “Revolver”), with $50 million available for the issuance of letters of credit. Loans under the Revolver bear interest at a fluctuating rate plus an applicable margin based on the Company’s credit ratings, with interest payable quarterly. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement. The effective interest rate on the Revolver was 5.40% as of December 31, 2025.
On November 2, 2023, the Company exercised a feature to increase the total commitments under the Revolver from $500 million to $600 million.

The covenants in the Revolver are customary for financings of this type. The Revolver requires the Company to maintain a minimum interest coverage ratio of not less than 3.00:1.00. On August 8, 2024, the Company and lenders entered into an amendment, which, following the completion of the Coyote acquisition on September 16, 2024, increased the Company’s maximum consolidated leverage ratio to not greater than 4.50:1.00. At December 31, 2025, the Company was in compliance with the covenants of the Revolver. There were no letters of credit outstanding on the Revolver at December 31, 2025.
In addition, the amendment extended, upon the completion date of the Coyote acquisition, the Revolver maturity date five years from the amendment date to September 16, 2029. To the extent there is more than $50 million of the Company’s Notes outstanding on the date that is 91 days prior to the earlier of the extended maturity date and the maturity date of the Notes, then the extended maturity date will be subject to a springing earlier maturity date that is 91 days prior to the earlier of the extended maturity date and the Notes maturity date, unless the Notes are refinanced or replaced with debt that matures at least 91 days after the extended maturity date.
As of December 31, 2025, the Company had $565 million committed under the Revolver, net of outstanding borrowings. As of December 31, 2025, the Company’s available borrowing capacity under the Revolver, after giving effect to the financial covenants described above, was $202 million.
In connection with entering into the ABL Facility, on February 5, 2026, the existing Revolver was fully repaid and terminated.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $17 million. This facility has a one-year term and we had $15 million outstanding as of December 31, 2025 classified as short-term debt.
Letters of Credit
The Company maintains a bilateral unsecured letter of credit facility. As of December 31, 2025, we had $41 million in aggregate face amount of letters of credit outstanding under the facility.
ABL Facility
On February 5, 2026, we entered into an asset-based five-year revolving credit facility (the “ABL Facility”) in an amount of up to $450 million, with the option to request an increase in the revolving commitment by up to the greater of $200 million and the amount, if positive, by which the borrowing base exceeds the aggregate commitments of the lenders, not to exceed 5% of the aggregate amount of the commitments of the lenders at such time. A portion of the ABL Facility, not to exceed $100 million, is available for the issuance of letters of credit. On February 5, 2026, the $41 million in aggregate face amount of letters of credit outstanding described above were converted into letters of credit issued and outstanding under the ABL Facility. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement.
Proceeds from loans under the ABL Facility were used to repay and terminate the existing Revolver.
The ABL Facility is secured by a first priority perfected security interest (subject to customary exceptions) in all assets of the credit parties, whether consisting of personal, tangible or intangible property; provided that all interests in fee-owned real property and all leasehold interests in real property are excluded.
Amounts available to be drawn under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible investment grade accounts receivable, eligible non-investment grade accounts receivable, eligible unbilled accounts receivable, and eligible liquid assets, less reserves.
Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (i) a base rate plus an applicable margin or (ii) an adjusted term SOFR plus an applicable margin; interest is payable quarterly.

Subject to customary exceptions and restrictions, the Company may voluntarily prepay outstanding amounts under the ABL Facility at any time without premium or penalty. Any voluntary prepayments made will not reduce commitments under the ABL Facility. The ABL Facility contains mandatory prepayment provisions which require prepayment of amounts outstanding under the ABL Facility (i) upon the receipt of proceeds from the issuance of any non-permitted indebtedness and (ii) when there is an availability shortfall.
The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including, but not limited to, financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.
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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of December 31, 2025 and December 31, 2024, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	December 31, 2025	December 31, 2024
Revolver	3	$35	$—
7.50% Notes due 2027	1	363	365
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs, which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
12. Employee Benefit Plan
The Company sponsors a defined contribution plan that is available to employees whose primary place of employment is the U.S. The Company matches up to 5% of employees’ pre-tax contributions, after completing one year of service. The Company’s costs for the defined contribution plan were $14 million, $12 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were primarily included in Sales, general and administrative expense in the Consolidated Statements of Operations.

13. Stockholders’ Equity
On August 12, 2024, the Company entered into purchase agreements with investors in which the Company agreed to issue and sell to the investors in a private placement an aggregate of 20,954,780 shares of the Company’s common stock, par value $0.01 per share (“common stock”), at a purchase price of $20.21 per share and pre-funded warrants to purchase 6,259,471 shares of common stock at a purchase price of $20.20 per warrant. The aggregate gross proceeds from the private placement were $550 million before deducting offering expenses. The Company incurred $6 million in equity issuance costs related to the private placement, which were recorded as a reduction to Additional paid-in capital in the consolidated balance sheets. Net proceeds from the private placement were used to finance a portion of the acquisition of Coyote on September 16, 2024.
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
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock (the “2023 Share Repurchase Program”). During 2023, the Company repurchased 100,000 shares of its common stock for $2 million at an average price of $20.53 per share, funded by available cash. There were no share repurchases under the 2023 Share Repurchase Program during 2025 or 2024. As of December 31, 2025, $123 million remained approved to be used for share repurchases under the 2023 Share Repurchase Program. The 2023 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved and remaining $123 million.
14. Stock-Based Compensation
In October 2022, the Company established the RXO, Inc. 2022 Omnibus Incentive Plan (the “2022 Incentive Plan” or the “Plan”), which authorizes the issuance of up to 13.9 million shares of common stock as awards. Under the 2022 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards, including stock options, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), stock appreciation rights and cash incentive awards (collectively, “Awards”). As of December 31, 2025, 4.3 million shares of common stock were available for the grant of Awards under the 2022 Incentive Plan.
The following table summarizes stock-based compensation expense recorded in Sales, general and administrative expense in our Consolidated Statements of Operations:

	Years Ended December 31,
(In millions)	2025	2024	2023
Restricted stock and RSUs	$21	$17	$14
PRSUs	8	6	5
Total stock-based compensation expense	$29	$23	$19
Tax benefit on stock-based compensation	$7	$6	$4

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
The Company granted a portion of PRSUs subject to market-based vesting conditions. The Company determines the fair value of PRSUs subject to market-based vesting conditions using a Monte Carlo simulation model that incorporates the probability of the market conditions being met as of the grant date. Assumptions used in the Monte Carlo simulation model for the estimated fair value were as follows:

	Years Ended December 31,
	2025	2024
Expected volatility	44.2%	41.3%
Risk-free interest rate	4.0%	4.5%
A summary of RSU and PRSU award activity for the year ended December 31, 2025 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,712,379	$21.29	1,100,768	$19.59
Granted	978,281	20.37	752,531	19.65
Vested	(835,309)	21.45	(207,863)	19.00
Forfeited and canceled	(184,329)	20.99	(139,061)	20.23
Outstanding as of December 31, 2025	1,671,022	$20.70	1,506,375	$19.65
The total aggregate fair value of RSUs and PRSUs that vested during 2025, 2024 and 2023 was $20 million, $18 million and $13 million, respectively. As of December 31, 2025, all outstanding RSUs vest subject to service conditions. Of the outstanding PRSUs as of December 31, 2025, 0.5 million vest subject to service and performance conditions and 1.0 million vest subject to service and market conditions.
As of December 31, 2025, unrecognized compensation cost related to unvested RSUs and PRSUs of $32 million is anticipated to be recognized over a weighted-average period of approximately 1.5 years.
15. Income Taxes
Income before taxes related to our U.S. and foreign operations is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
U.S.	$(107)	$(307)	$(2)
Foreign	(8)	3	6
Income (loss) before income taxes	$(115)	$(304)	$4

The components of the income tax provision (benefit) consist of the following:

	Years Ended December 31,
(In millions)	2025	2024	2023
Current:
U.S. Federal	$—	$(2)	$4
State	3	2	3
Foreign	3	5	1
Total current income tax provision	6	5	8
Deferred:
U.S. Federal	(20)	(14)	(8)
State	—	(3)	(1)
Foreign	(1)	(2)	1
Total deferred income tax benefit	(21)	(19)	(8)
Total income tax provision (benefit)	$(15)	$(14)	$—
The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 — Basis of Presentation and Significant Accounting Policies for additional details on the adoption of ASU 2023-09.
The reconciliation of the statutory federal income tax rate to the effective income tax rate for the year ended December 31, 2025, consists of the following:

	Year Ended December 31, 2025
(Dollars in millions)	$	%
Provision for income taxes at U.S. federal statutory rate	$(24)	21.0%
State and local income taxes, net of federal benefit (1)	3	(2.6)
Foreign tax effects:
Mexico
Return to provision	(4)	3.5
Valuation allowance	5	(4.3)
Other foreign jurisdictions	1	(0.9)
Tax credits:
Research and development tax credits	(2)	1.7
Non-taxable or non-deductible items:
Meals and entertainment	1	(0.9)
Non-deductible compensation	2	(1.7)
Goodwill impairment	2	(1.7)
Other adjustments	1	(0.8)
Total income tax benefit and effective tax rate	$(15)	13.3%
(1) State taxes in California, Georgia, Pennsylvania and Texas made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Years Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of U.S. federal benefit	0.5	42.4
Non-deductible expenses	(1.2)	81.6
Foreign rate differential	(0.1)	17.1
Foreign operations (1)	(0.8)	32.2
Provision to return and deferred tax adjustments	(0.4)	4.5
Changes in uncertain tax positions	—	(55.5)
Non-deductible deemed non-pro rata distribution	(14.9)	—
Other	0.5	(156.3)
Effective tax rate	4.6%	(13.0)%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, and permanent items related to foreign operations.
Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	December 31,
(In millions)	2025	2024
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$42	$8
Accrued expenses	39	33
Property and equipment	—	6
Other	23	26
Total deferred tax asset	104	73
Valuation allowance	(13)	(4)
Total deferred tax asset, net	91	69
Deferred tax liability
Intangible assets	(128)	(138)
Property and equipment	(4)	—
Other	(4)	(15)
Total deferred tax liability	(136)	(153)
Net deferred tax liability	$(45)	$(84)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2025	2024
Other long-term assets	$6	$4
Deferred tax liabilities	(51)	(88)
Net deferred tax liability	$(45)	$(84)

Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards are as follows:

		December 31,
(In millions)	Expiration Date	2025	2024
Federal net operating losses for all U.S. operations	Indefinite	$113	$3
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2028 (1)	3	3
Foreign net operating losses available to offset future taxable income	Various times starting in 2029 (1)	19	7
Federal tax credit carryforwards	Various times starting in 2045	2	2
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
The balances and activity related to our valuation allowance are as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2025	$4	$9	$—	$13
Year Ended December 31, 2024	1	3	—	4
Year Ended December 31, 2023	1	—	—	1
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$8	$—	$—
Gross amount of increase recorded against goodwill for uncertainties arising from acquisition	—	8	—
Reductions due to the statute of limitations	(1)	—	—
Ending balance	$7	$8	$—
Interest and penalties	—	—	—
Gross unrecognized tax benefits	$7	$8	$—
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$7	$8	$—
We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2025, we have no tax years under examination by the IRS, states or in any foreign jurisdictions. The U.S. federal tax return after the completion of the separation from XPO, Inc. on November 1, 2022, certain state and local returns after 2017 and non-U.S. returns after 2011 are open under relevant statutes of limitations and are subject to audit.

We consider prior year earnings and current year earnings to be permanently reinvested to the extent of working capital needs in each of the Company’s foreign subsidiaries. To the extent current earnings are in excess of working capital needs, we do not assert permanent reinvestment. Additionally, circumstances may arise in which current earnings are in excess of working capital needs, but due to regulatory restrictions, the excess earnings remain in the local jurisdictions. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings have been considered in our provision for income taxes. For each of the years ended December 31, 2025 and December 31, 2024, $1 million of deferred tax liability was recorded. We have not recorded incremental income taxes for outside basis differences in its investments in foreign subsidiaries as these amounts are indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.
Cash Paid for Income Taxes
The following is a supplemental schedule of cash paid for income taxes, net of refunds, for the year ended December 31, 2025:

(In millions)	Year Ended December 31, 2025
U.S. State and local	$3
Foreign	4
Total cash paid for income taxes, net of refunds	$7
Individual jurisdictions equaling 5% or more of the total cash paid for income taxes, net of refunds, for the year ended December 31, 2025 include Canada at $1.6 million, Mexico at $1.2 million, Texas at $0.7 million, Florida at $0.4 million, India at $0.4 million and North Carolina at $0.3 million.
16. Earnings Per Share
Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.
The computations of basic and diluted earnings per share are as follows:

	Years Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2023
Net income (loss)	$(100)	$(290)	$4

Basic weighted-average common shares (1)	168,462	133,412	116,871
Dilutive effect of stock-based awards	—	—	2,585
Diluted weighted-average common shares (1)	168,462	133,412	119,456

Basic earnings (loss) per share	$(0.59)	$(2.17)	$0.03
Diluted earnings (loss) per share	$(0.59)	$(2.17)	$0.03

Antidilutive shares excluded from diluted weighted-average common shares	1,980	2,783	396
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included in Part II, Item 8 of this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the year ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 (the “2026 Proxy Statement”), and is incorporated herein by reference.
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
We have adopted a Securities Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Securities Trading Policy is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

10.5	Incremental Amendment and Lender Joinder Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2023).

Exhibit Number	Description
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

10.23 +	Form of RXO, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).

Exhibit Number	Description
10.24
Asset-Based Revolving Credit Agreement, dated as of February 5, 2026, by and among RXO, Inc., RXO Capacity Solutions Inc., RXO Last Mile Canada Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on February 6, 2026).

19	RXO, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19 to the registrant's Annual Report on Form 10-K filed with the SEC on February 27, 2025).

21 *	Subsidiaries of the registrant.

23.1 *	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

32.1 **
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

32.2 **
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February 2026.

RXO, Inc.

By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 9th day of February 2026.

Signature	Title

/s/ Drew M. Wilkerson	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Drew M. Wilkerson
/s/ James E. Harris	Chief Financial Officer (Principal Financial Officer)
James E. Harris
/s/ Jason Kerr	Chief Accounting Officer (Principal Accounting Officer)
Jason Kerr
/s/ Troy Cooper	Director
Troy Cooper
/s/ Adrian Kingshott	Director
Adrian Kingshott
/s/ Mary Kissel	Director
Mary Kissel
/s/ Christine Breves	Director
Christine Breves
/s/ Michelle Nettles	Director
Michelle Nettles
/s/ Stephen Renna	Director
Stephen Renna
/s/ Thomas A. Szlosek	Director
Thomas A. Szlosek