Form 10-Q
period 2026-03-31
RXO, Inc.
filed 2026-05-07
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 164,920,312 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$21	$17
Accounts receivable, net of $15 and $16 in allowances, respectively	1,216	1,226
Other current assets	98	74
Total current assets	1,335	1,317
Long-term assets
Property and equipment, net of $396 and $381 in accumulated depreciation, respectively	131	134
Operating lease assets	222	238
Goodwill	1,111	1,111
Identifiable intangible assets, net of $174 and $164 in accumulated amortization, respectively	442	453
Other long-term assets	27	24
Total long-term assets	1,933	1,960
Total assets	$3,268	$3,277
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$584	$539
Accrued expenses	367	397
Short-term debt and current maturities of long-term debt	17	17
Short-term operating lease liabilities	70	75
Other current liabilities	10	10
Total current liabilities	1,048	1,038
Long-term liabilities
Long-term debt and obligations under finance leases	430	387
Deferred tax liabilities	36	51
Long-term operating lease liabilities	182	191
Other long-term liabilities	63	69
Total long-term liabilities	711	698
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 164,867 and 164,160 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,934	1,929
Accumulated deficit	(420)	(384)
Accumulated other comprehensive loss	(7)	(6)
Total equity	1,509	1,541
Total liabilities and equity	$3,268	$3,277
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
Revenue	$1,425	$1,433
Cost of transportation and services (exclusive of depreciation and amortization)	1,171	1,153
Direct operating expense (exclusive of depreciation and amortization)	50	48
Sales, general and administrative expense	197	210
Depreciation and amortization expense	26	32
Transaction and integration costs	2	6
Restructuring costs	7	14
Operating loss	$(28)	$(30)
Other expense	1	—
Debt extinguishment loss	11	—
Interest expense, net	9	9
Loss before income taxes	$(49)	$(39)
Income tax benefit	(13)	(8)
Net loss	$(36)	$(31)

Loss per share
Basic	$(0.21)	$(0.18)
Diluted	$(0.21)	$(0.18)

Weighted-average common shares outstanding
Basic	169,104	168,023
Diluted	169,104	168,023
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net loss	$(36)	$(31)

Other comprehensive income (loss)
Foreign currency gain (loss)	$(1)	$2
Other comprehensive income (loss)	(1)	2
Comprehensive loss	$(37)	$(29)
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating activities
Net loss	$(36)	$(31)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization expense	26	32
Stock compensation expense	7	7
Deferred tax benefit	(15)	(11)
Impairment of operating lease assets	4	4
Debt extinguishment loss	11	—
Other	2	2
Changes in assets and liabilities
Accounts receivable	8	76
Other current assets and other long-term assets	(27)	(10)
Accounts payable	49	(56)
Accrued expenses, other current liabilities and other long-term liabilities	(36)	(15)
Net cash used in operating activities	(7)	(2)
Investing activities
Payment for purchases of property and equipment	(17)	(15)
Business acquisition, net of cash acquired	—	(10)
Net cash used in investing activities	(17)	(25)
Financing activities
Proceeds from borrowings on revolving credit facilities	325	300
Repayment of borrowings on revolving credit facilities	(324)	(265)
Proceeds from issuance of debt	400	—
Repurchase of debt	(362)	—
Repayment of debt and finance leases	(1)	—
Payment for debt issuance costs	(8)	—
Payment for tax withholdings related to vesting of stock compensation awards	(2)	(17)
Other	—	(11)
Net cash provided by financing activities	28	7
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	4	(19)
Cash, cash equivalents, and restricted cash, beginning of period	18	35
Cash, cash equivalents, and restricted cash, end of period	$22	$16

Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$9	$4
Cash paid for income taxes, net	1	1
Cash paid for interest, net	8	2
Purchases of property and equipment in accounts payable, accrued expenses and other liabilities	2	11
Accrued tax withholdings related to vesting of stock compensation awards	1	1
Debt issuance costs in accrued expenses	1	—
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	164,160	$2	$1,929	$(384)	$(6)	$1,541
Net loss	—	—	—	(36)	—	(36)
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	7	—	—	7
Vesting of stock compensation awards	707	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Balance as of March 31, 2026	164,867	$2	$1,934	$(420)	$(7)	$1,509

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$1,612
Net loss	—	—	—	(31)	—	(31)
Other comprehensive income	—	—	—	—	2	2
Stock compensation expense	—	—	7	—	—	7
Vesting of stock compensation awards	1,395	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Balance as of March 31, 2025	163,912	$2	$1,908	$(315)	$(8)	$1,587

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2025 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of March 31, 2026.
Restricted Cash
As of March 31, 2026, our restricted cash included in Other current assets on our Condensed Consolidated Balance Sheets was $1 million.
Adoption of New Accounting Standard
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-09”), which creates a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the practical expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. We adopted this standard on January 1, 2026, on a prospective basis. The adoption did not have an impact on our condensed consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 seeks to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. The amendments are effective for annual periods beginning after December 15, 2026 and interim reporting periods after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of the new guidance.
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
On July 4, 2025, the U.S. enacted into law H.R.1, commonly referred to as “The One Big Beautiful Bill Act” (the “Act”). The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100% bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several international tax provisions. The legislation has various effective dates of implementation from 2025 through 2027. Certain provisions of the Act that were in effect for fiscal 2025 were reflected in our consolidated financial statements for the year ended December 31, 2025. The Act did not have any material impact on our effective tax rate or cash flow for the first quarter of 2026.

3. Segment Reporting
The tables below provide information about the Company’s reportable segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Revenue	$1,425	$1,433

Less:
Cost of transportation and services (exclusive of depreciation and amortization)	1,171	1,153
Direct operating expense (exclusive of depreciation and amortization)	50	48
Sales, general and administrative expense (1)	187	203
Segment adjusted EBITDA	$17	$29

Unallocated corporate expenses	10	7
Depreciation and amortization expense	26	32
Transaction and integration costs	2	6
Restructuring and other costs	7	14
Other expense	1	—
Debt extinguishment loss	11	—
Interest expense, net	9	9
Consolidated loss before income taxes	$(49)	$(39)
(1)Excludes unallocated corporate expenses and other costs.

(In millions)	March 31, 2026	December 31, 2025
Segment assets	$3,170	$3,207
Corporate assets	98	70
Total assets	$3,268	$3,277
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 7% and 6% of our revenues were generated outside the U.S. (primarily in Canada, Mexico, Europe and Asia) for the three months ended March 31, 2026 and 2025, respectively.
Our revenue disaggregated by service offering is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Truck brokerage	$1,097	$1,067
Last mile	265	278
Managed transportation	123	137
Eliminations	(60)	(49)
Total	$1,425	$1,433

Our revenue disaggregated by industry sector is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Retail/e-commerce	$530	$531
Industrial/manufacturing	274	278
Food and beverage	251	233
Logistics and transportation	120	125
Automotive	95	96
Other	155	170
Total	$1,425	$1,433
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of March 31, 2026, the fixed consideration component of our remaining performance obligation was approximately $55 million, and we expect approximately 93% of that amount to be recognized over the next four years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate and equipment operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a roll-forward of the Company’s restructuring activity:

		Three Months Ended March 31, 2026
(In millions)	Reserve Balance as of December 31, 2025	Charges Incurred	Payments	Other	Reserve Balance as of March 31, 2026
Severance	$8	$3	$(5)	$—	$6
Equipment and facilities	19	4	(3)	3	23
Total	$27	$7	$(8)	$3	$29

We expect the majority of the cash outlays related to the remaining severance restructuring liability at March 31, 2026 to be complete within twelve months. Cash outlays related to the remaining equipment and facilities restructuring liability at March 31, 2026 will be completed over the remaining term of the impaired leases.

6. Debt
The following table summarizes the principal balance and carrying value of our debt:

	March 31, 2026		December 31, 2025
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$—	$—	$35	$35
ABL Facility	35	35	—	—
7.50% Notes due 2027 (1)	—	—	355	351
6.375% Notes due 2031 (2)	400	394	—	—
Finance leases, asset financing and short-term debt	18	18	18	18
Total debt and obligations under finance leases	453	447	408	404
Less: Short-term debt and current maturities of long-term debt	17	17	17	17
Total long-term debt and obligations under finance leases	$436	$430	$391	$387
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $4 million as of December 31, 2025.
(2)The carrying value of the 6.375% Notes due 2031 is presented net of unamortized debt issuance cost of $6 million as of March 31, 2026.
Revolving Credit Facilities
On February 5, 2026 we entered into an asset-based revolving credit facility (the “ABL Facility”) and used proceeds from loans under the ABL Facility to repay and terminate our previous revolving credit agreement (the “Revolver”). The ABL Facility matures on February 5, 2031.
The aggregate commitment of all lenders under the ABL Facility is $450 million, with the option to request an increase in the revolving commitment by up to the greater of $200 million and the amount, if positive, by which the borrowing base exceeds the aggregate commitments of the lenders, not to exceed 5% of the aggregate amount of the commitments of the lenders at such time. A portion of the ABL Facility, not to exceed $100 million, is available for the issuance of letters of credit. The Company is required to pay a commitment fee on any unused commitment, based on pricing levels set forth in the agreement.
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
As of March 31, 2026, the Company had $365 million available under the ABL Facility, net of $35 million of outstanding borrowings and $50 million of outstanding letters of credit.
Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (i) a base rate plus an applicable margin or (ii) an adjusted term SOFR plus an applicable margin; interest is payable monthly or quarterly, at the Company’s election. The effective interest rate on the ABL Facility was 4.92% as of March 31, 2026.
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

The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including, but not limited to, financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness. At March 31, 2026, the Company was in compliance with the covenants of the ABL Facility.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $17 million. This facility has a one-year term and we had $15 million outstanding as of March 31, 2026 classified as short-term debt.
2027 Notes
On February 20, 2026 (the “Redemption Date”), the Company completed the redemption (the “Redemption”) of all of its outstanding 7.50% Notes due 2027 (the “2027 Notes” or the “7.50% Notes due 2027”). The 2027 Notes were redeemed using a portion of the net proceeds from the offering of the 2031 Notes at a redemption price of 101.875% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the Redemption Date. We recorded a debt extinguishment loss of $11 million in the first quarter of 2026 due to the Redemption.
2031 Notes
On February 20, 2026, we completed an offering of $400 million in aggregate principal amount of unsecured notes (the “2031 Notes” or the “6.375% Notes due 2031”). The 2031 Notes bear interest at a rate of 6.375% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2026, and mature on May 15, 2031, unless repurchased or redeemed earlier, if applicable. The 2031 Notes were issued at an issue price of 100.00% of par. The effective interest rate on the 2031 Notes was 6.71% as of March 31, 2026.
We may redeem the 2031 Notes in whole or in part on or after May 15, 2028, at redemption prices of 103.188% or 101.594% of the principal amount thereof if the redemption occurs during the 12-month period beginning on May 15, 2028 or 2029, respectively, and a redemption price of 100% of the principal amount thereof if the redemption occurs on or after May 15, 2030, in each case plus accrued and unpaid interest to, but excluding, the redemption date. Prior to May 15, 2028, the Company may redeem up to 40% of the aggregate principal amount of the 2031 Notes (calculated after giving effect to any issuance of additional notes) with an amount equal to the net cash proceeds of one or more equity offerings, at a price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, provided that at least 50% of the original aggregate principal amount of the 2031 Notes (calculated after giving effect to any issuance of additional notes) remains outstanding after the redemption. Prior to May 15, 2028, the Company also may redeem the 2031 Notes in whole or in part at a redemption price equal to 100.00% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date plus a “make-whole” premium.
The 2031 Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The 2031 Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The 2031 Notes contain covenants customary for debt securities of this nature. At March 31, 2026, the Company was in compliance with the covenants of the 2031 Notes.
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

Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of March 31, 2026 and December 31, 2025, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	March 31, 2026	December 31, 2025
Revolver	3	$—	$35
ABL Facility	3	35	—
7.50% Notes due 2027	1	—	363
6.375% Notes due 2031	1	385	—
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs, which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
8. Earnings per Share
The computations of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share data)	2026	2025
Net loss	$(36)	$(31)

Basic weighted-average common shares	169,104	168,023
Dilutive effect of stock-based awards	—	—
Diluted weighted-average common shares	169,104	168,023

Basic loss per share	$(0.21)	$(0.18)
Diluted loss per share	$(0.21)	$(0.18)

Antidilutive shares excluded from diluted weighted-average common shares	1,458	1,512
Approximately 1.3 million share-based awards with market conditions were excluded from the diluted loss per share calculation and were not considered anti-dilutive because the market conditions were not satisfied as of March 31, 2026.
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
Our last mile subsidiary is involved in several class action and collective action cases involving misclassification claims. The misclassification claims relate solely to our last mile business, which operated as a wholly owned subsidiary of XPO, Inc. (“XPO”) until the spin-off of RXO was completed.
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
In one of the misclassification claims, Gonzalez v. RXO Last Mile, Inc., we reached an agreement to settle the matter for an immaterial amount without admitting any liability. We have accrued the full amount of the settlement.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2025 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Our last mile offering is an asset-light service that facilitates consumer deliveries performed by highly qualified third-party contractors. We are the largest provider of outsourced last mile transportation for heavy goods in the United States, positioned within reach of the vast majority of the U.S. population and serving a customer base of omnichannel and e-commerce retailers and direct-to-consumer manufacturers.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2025 Form 10-K.
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.
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
RXO has one reportable segment.
Results of Operations

	Three Months Ended March 31,		Percentage of Revenue
(In millions)	2026	2025	2026	2025
Revenue	$1,425	$1,433	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,171	1,153	82.2%	80.5%
Direct operating expense (exclusive of depreciation and amortization)	50	48	3.5%	3.3%
Sales, general and administrative expense	197	210	13.8%	14.7%
Depreciation and amortization expense	26	32	1.8%	2.2%
Transaction and integration costs	2	6	0.1%	0.4%
Restructuring costs	7	14	0.5%	1.0%
Operating loss	$(28)	$(30)	(2.0)%	(2.1)%
Other expense	1	—	0.1%	—%
Debt extinguishment loss	11	—	0.8%	—%
Interest expense, net	9	9	0.6%	0.6%
Loss before income taxes	$(49)	$(39)	(3.4)%	(2.7)%
Income tax benefit	(13)	(8)	(0.9)%	(0.6)%
Net loss	$(36)	$(31)	(2.5)%	(2.2)%
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Revenue decreased by $8 million in the first quarter of 2026 to $1,425 million, compared with $1,433 million for the same quarter in 2025. The year-over-year decrease in revenue in the first quarter of 2026 was driven by (i) a $14 million decrease in revenue in our managed transportation business, driven primarily by a decrease in expedite ground volume and (ii) a $13 million decrease in last mile revenue as a result of an 8% decrease in volume. This was partially offset by a $30 million increase in truck brokerage revenue, primarily as a result of a 12% increase in revenue per load driven by increases in freight rates and fuel prices, partially offset by an 8% decrease in volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the first quarter of 2026 was $1,171 million, or 82.2% of revenue, compared with $1,153 million, or 80.5% of revenue in the same quarter in 2025. The year-over-year increase as a percentage of revenue during the first quarter of 2026 was driven primarily by (i) a 1.9 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market remained tight in the first quarter of 2026, with capacity continuing to exit, driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates and (ii) a 0.8 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $50 million in the first quarter of 2026 increased $2 million, or 4.2%, from $48 million in the same quarter in 2025. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) increased to 3.5% in the first quarter of 2026 compared with 3.3% in the same quarter in 2025 driven primarily by changes in cost mix between periods.
SG&A of $197 million in the first quarter of 2026 decreased $13 million, or 6.2%, from $210 million in the first quarter of 2025. As a percentage of revenue, SG&A decreased to 13.8% in the first quarter of 2026 compared with 14.7% for the same quarter in 2025 driven primarily by cost savings from restructuring actions.

Depreciation and amortization expense for the first quarter of 2026 was $26 million, compared with $32 million for the same quarter in 2025. The decrease was primarily due to a $5 million decrease in intangible amortization expense.
Transaction and integration costs for the first quarter of 2026 and 2025 were $2 million and $6 million, respectively, and primarily comprised acquisition integration costs.
Restructuring costs for the first quarter of 2026 and 2025 were $7 million and $14 million, respectively, and primarily comprised severance and operating lease impairment costs.
Debt extinguishment loss for the first quarter of 2026 was $11 million, resulting from the redemption of our outstanding 7.50% Notes due 2027 and the write off of the related unamortized debt issuance costs and discount.
Our effective income tax rates were 25.5% and 19.2% for the first quarter of 2026 and 2025, respectively. The effective tax rates for the first quarter of 2026 and 2025 were calculated using the discrete method. Our effective tax rate for the first quarter of 2026 differs from the U.S. corporate income tax rate of 21% primarily due to the recognition of discrete tax benefits. Our effective tax rate for the first quarter of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of non-deductible expenses when experiencing a pre-tax loss.
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
Capital Expenditures
Our 2026 capital expenditures include capital associated with strategic investments in technology, equipment and real estate. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts and availability of labor and equipment. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.
Debt and Financing Arrangements
Revolving Credit Facilities
On February 5, 2026, we entered into a $450 million asset-based revolving credit facility (the “ABL Facility”) and used proceeds from loans under the ABL Facility to repay and terminate our previous revolving credit agreement (“the Revolver”). The ABL Facility matures on February 5, 2031.
As of March 31, 2026, the Company had $365 million available under the ABL Facility, net of $35 million of outstanding borrowings and $50 million of outstanding letters of credit.

2031 Notes
On February 20, 2026, we completed an offering of $400 million in aggregate principal amount of unsecured notes (the “2031 Notes”). A portion of the proceeds from the offering were used to redeem all the outstanding 2027 Notes at a redemption price of 101.875% of the principal amount thereof, plus accrued and unpaid interest. We recorded a debt extinguishment loss of $11 million in the first quarter of 2026 due to the redemption of the 2027 Notes.
The 2031 Notes bear interest at a rate of 6.375% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2026, and mature on May 15, 2031, unless repurchased or redeemed earlier, if applicable. The 2031 Notes were issued at an issue price of 100.00% of par. The company may redeem the 2031 Notes in whole or in part prior to the 2031 redemption date at predetermined prices depending on the date the 2031 Notes are redeemed.
Refer to Note 6—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional disclosures regarding the Company’s debt and financing arrangements as of March 31, 2026.
Financial Condition
Our asset and liability balances are summarized as follows:

(In millions)	March 31, 2026	December 31, 2025	$ Change	% Change
Total current assets	$1,335	$1,317	$18	1.4%
Total long-term assets	1,933	1,960	(27)	(1.4)%
Total current liabilities	1,048	1,038	10	1.0%
Total long-term liabilities	711	698	13	1.9%
Total assets decreased by $9 million from December 31, 2025 to March 31, 2026, primarily due to (i) a $10 million decrease in accounts receivable as a result of a sequential decrease in revenue, (ii) an $11 million decrease in identifiable intangible assets as a result of amortization and (iii) a $16 million decrease in operating lease assets as a result of amortization, partially offset by a $24 million increase in other current assets primarily as a result of the timing of prepaid contracts.
Total liabilities increased by $23 million from December 31, 2025 to March 31, 2026, primarily due to a $43 million increase in long-term debt as a result of debt refinancing transactions completed in the first quarter of 2026, partially offset by a $14 million decrease in short-term and long-term operating lease liabilities as a result of lease payments.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Net cash used in operating activities	$(7)	$(2)	$(5)
Net cash used in investing activities	(17)	(25)	8
Net cash provided by financing activities	28	7	21
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4	$(19)	$23
Net cash used in operating activities for the first three months of 2026 was $7 million compared with $2 million used in the same period in 2025. The increase in net cash used by operating activities was primarily due to lower income.

Net cash used in investing activities for the first three months of 2026 was $17 million compared with $25 million in the same period in 2025. The use of cash in the first three months of 2026 was $17 million for purchases of property and equipment. The uses of cash in the first three months of 2025 were (i) $15 million for purchases of property and equipment and (ii) $10 million paid related to the Coyote acquisition for working capital and post-closing adjustments.
Net cash provided by financing activities for the first three months of 2026 was $28 million compared with $7 million in the same period in 2025. The primary source of cash in the first three months of 2026 was $400 million in proceeds from the issuance of the 2031 Notes, partially offset by (i) $362 million paid for the redemption of the 2027 Notes and (ii) $8 million paid for debt issuance costs. The primary source of cash in the first three months of 2025 was $35 million in net proceeds from borrowings, partially offset by $17 million in payments for tax withholdings primarily attributable to the vesting of stock compensation awards held by non-RXO employees at the time of the Company’s spin-off from XPO, Inc.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2025 included in the 2025 Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased for use by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended March 31, 2026, as compared with the quantitative and qualitative disclosures about market risk described in the 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the 2025 Form 10-K. There have been no material changes with respect to these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three months ended March 31, 2026.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of March 31, 2026, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three months ended March 31, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Indenture, dated as of February 20, 2026, between RXO, Inc. and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2026).

4.2
First Supplemental Indenture, dated as of February 20, 2026, among RXO, Inc., the guarantors party thereto from time to time and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2026).

10.1
Asset-Based Revolving Credit Agreement, dated as of February 5, 2026, by and among RXO, Inc., RXO Capacity Solutions Inc., RXO Last Mile Canada Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2026).

10.2 *+	Form of RXO, Inc. Annual Incentive Plan.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

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

Date: May 7, 2026		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)