Form 10-Q
period 2026-06-30
RXO, Inc.
filed 2026-08-06
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, there were 164,926,128 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$15	$17
Accounts receivable, net of $15 and $16 in allowances, respectively	1,444	1,226
Other current assets	97	74
Total current assets	1,556	1,317
Long-term assets
Property and equipment, net of $412 and $381 in accumulated depreciation, respectively	126	134
Operating lease assets	205	238
Goodwill	1,111	1,111
Identifiable intangible assets, net of $184 and $164 in accumulated amortization, respectively	432	453
Other long-term assets	29	24
Total long-term assets	1,903	1,960
Total assets	$3,459	$3,277
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$713	$539
Accrued expenses	404	397
Short-term debt and current maturities of long-term debt	36	17
Short-term operating lease liabilities	66	75
Other current liabilities	8	10
Total current liabilities	1,227	1,038
Long-term liabilities
Long-term debt and obligations under finance leases	459	387
Deferred tax liabilities	35	51
Long-term operating lease liabilities	167	191
Other long-term liabilities	65	69
Total long-term liabilities	726	698
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 164,920 and 164,160 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,940	1,929
Accumulated deficit	(429)	(384)
Accumulated other comprehensive loss	(7)	(6)
Total equity	1,506	1,541
Total liabilities and equity	$3,459	$3,277
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$1,774	$1,419	$3,199	$2,852
Cost of transportation and services (exclusive of depreciation and amortization)	1,472	1,118	2,643	2,271
Direct operating expense (exclusive of depreciation and amortization)	53	47	103	95
Sales, general and administrative expense	211	214	408	424
Depreciation and amortization expense	26	30	52	62
Transaction and integration costs	4	7	6	13
Restructuring costs	7	3	14	17
Operating income (loss)	$1	$—	$(27)	$(30)
Other expense	—	2	1	2
Debt extinguishment loss	—	—	11	—
Interest expense, net	9	8	18	17
Loss before income taxes	$(8)	$(10)	$(57)	$(49)
Income tax provision (benefit)	1	(1)	(12)	(9)
Net loss	$(9)	$(9)	$(45)	$(40)

Loss per share
Basic	$(0.05)	$(0.05)	$(0.27)	$(0.24)
Diluted	$(0.05)	$(0.05)	$(0.27)	$(0.24)

Weighted-average common shares outstanding
Basic	169,646	168,525	169,377	168,275
Diluted	169,646	168,525	169,377	168,275
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net loss	$(9)	$(9)	$(45)	$(40)

Other comprehensive income (loss)
Foreign currency gain (loss)	$—	$3	$(1)	$5
Other comprehensive income (loss)	—	3	(1)	5
Comprehensive loss	$(9)	$(6)	$(46)	$(35)
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating activities
Net loss	$(45)	$(40)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization expense	52	62
Stock compensation expense	14	14
Deferred tax benefit	(15)	(13)
Impairment of operating lease assets	2	4
Debt extinguishment loss	11	—
Other	5	6
Changes in assets and liabilities
Accounts receivable	(223)	159
Other current assets and other long-term assets	(26)	(7)
Accounts payable	179	(93)
Accrued expenses, other current liabilities and other long-term liabilities	(1)	(71)
Net cash provided by (used in) operating activities	(47)	21
Investing activities
Payment for purchases of property and equipment	(29)	(29)
Proceeds from sale of property and equipment	—	1
Business acquisition, net of cash acquired	—	(10)
Other	—	(5)
Net cash used in investing activities	(29)	(43)
Financing activities
Proceeds from borrowings on revolving credit facilities	656	261
Repayment of borrowings on revolving credit facilities	(607)	(227)
Proceeds from issuance of debt	400	—
Repurchase of debt	(362)	—
Repayment of debt and finance leases	(1)	(1)
Payment for debt issuance costs	(9)	—
Payment for equity issuance costs	—	(1)
Payment for tax withholdings related to vesting of stock compensation awards	(3)	(18)
Other	—	(10)
Net cash provided by financing activities	74	4
Effect of exchange rates on cash, cash equivalents and restricted cash	—	2
Net decrease in cash, cash equivalents and restricted cash	(2)	(16)
Cash, cash equivalents, and restricted cash, beginning of period	18	35
Cash, cash equivalents, and restricted cash, end of period	$16	$19

Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$19	$22
Cash paid for income taxes, net	5	4
Cash paid for interest, net	11	16
Purchases of property and equipment in accounts payable, accrued expenses and other liabilities	2	10
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2026	164,867	$2	$1,934	$(420)	$(7)	$1,509
Net loss	—	—	—	(9)	—	(9)
Stock compensation expense	—	—	7	—	—	7
Vesting of stock compensation awards	53	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(1)	—	—	(1)
Balance as of June 30, 2026	164,920	$2	$1,940	$(429)	$(7)	$1,506

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	164,160	$2	$1,929	$(384)	$(6)	$1,541
Net loss	—	—	—	(45)	—	(45)
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	14	—	—	14
Vesting of stock compensation awards	760	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Balance as of June 30, 2026	164,920	$2	$1,940	$(429)	$(7)	$1,506

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2025	163,912	$2	$1,908	$(315)	$(8)	$1,587
Net loss	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	3	3
Stock compensation expense	—	—	7	—	—	7
Vesting of stock compensation awards	58	—	—	—	—	—
Balance as of June 30, 2025	163,970	$2	$1,915	$(324)	$(5)	$1,588

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$1,612
Net loss	—	—	—	(40)	—	(40)
Other comprehensive income	—	—	—	—	5	5
Stock compensation expense	—	—	14	—	—	14
Vesting of stock compensation awards	1,453	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Balance as of June 30, 2025	163,970	$2	$1,915	$(324)	$(5)	$1,588

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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of June 30, 2026.
Restricted Cash
As of June 30, 2026 and December 31, 2025, our restricted cash included in Other current assets on our Condensed Consolidated Balance Sheets was $1 million.
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
On July 4, 2025, the U.S. enacted into law H.R.1, commonly referred to as “The One Big Beautiful Bill Act” (the “Act”). The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100% bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several international tax provisions. The legislation has various effective dates of implementation from 2025 through 2027. Certain provisions of the Act that were in effect for fiscal 2025 were reflected in our consolidated financial statements for the year ended December 31, 2025. The Act did not have any material impact on our effective tax rate or cash flow for the three and six months ended June 30, 2026.

3. Segment Reporting
The tables below provide information about the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenue	$1,774	$1,419	$3,199	$2,852

Less:
Cost of transportation and services (exclusive of depreciation and amortization)	1,472	1,118	2,643	2,271
Direct operating expense (exclusive of depreciation and amortization)	53	47	103	95
Sales, general and administrative expense (1)	198	202	385	405
Segment adjusted EBITDA	$51	$52	$68	$81

Unallocated corporate expenses	10	12	20	19
Depreciation and amortization expense	26	30	52	62
Transaction and integration costs	4	7	6	13
Restructuring and other costs	9	3	16	17
Other expense (2)	1	2	2	2
Debt extinguishment loss	—	—	11	—
Interest expense, net	9	8	18	17
Consolidated loss before income taxes	$(8)	$(10)	$(57)	$(49)
(1)Excludes unallocated corporate expenses and other costs.
(2)Excludes other costs.

(In millions)	June 30, 2026	December 31, 2025
Segment assets	$3,395	$3,207
Corporate assets	64	70
Total assets	$3,459	$3,277
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Europe, Mexico and Asia) for the three months ended June 30, 2026 and 2025, respectively. Approximately 7% of our revenues were generated outside the U.S. (primarily in Canada, Europe, Mexico and Asia) for the six months ended June 30, 2026 and 2025.

Our revenue disaggregated by service offering is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Truck brokerage	$1,349	$1,025	$2,446	$2,092
Last mile	344	315	609	593
Managed transportation	144	142	267	279
Eliminations	(63)	(63)	(123)	(112)
Total	$1,774	$1,419	$3,199	$2,852
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Retail/e-commerce	$652	$540	$1,182	$1,071
Industrial/manufacturing	364	269	638	547
Food and beverage	320	220	571	453
Logistics and transportation	124	111	244	236
Automotive	121	92	216	188
Other	193	187	348	357
Total	$1,774	$1,419	$3,199	$2,852
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of June 30, 2026, the fixed consideration component of our remaining performance obligation was approximately $54 million, and we expect approximately 98% of that amount to be recognized over the next four years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate and equipment operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a roll-forward of the Company’s restructuring activity:

		Six Months Ended June 30, 2026
(In millions)	Reserve Balance as of December 31, 2025	Charges Incurred	Payments	Other	Reserve Balance as of June 30, 2026
Severance	$8	$6	$(10)	$—	$4
Equipment and facilities	19	8	(8)	2	21
Total	$27	$14	$(18)	$2	$25

We expect the majority of the cash outlays related to the remaining severance restructuring liability at June 30, 2026 to be complete within twelve months. Cash outlays related to the remaining equipment and facilities restructuring liability at June 30, 2026 will be completed over the remaining term of the impaired leases.

6. Debt
The following table summarizes the principal balance and carrying value of our debt:

	June 30, 2026		December 31, 2025
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$—	$—	$35	$35
ABL Facility	65	65	—	—
7.50% Notes due 2027 (1)	—	—	355	351
6.375% Notes due 2031 (2)	400	394	—	—
Finance leases, asset financing and short-term debt	36	36	18	18
Total debt and obligations under finance leases	501	495	408	404
Less: Short-term debt and current maturities of long-term debt	36	36	17	17
Total long-term debt and obligations under finance leases	$465	$459	$391	$387
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $4 million as of December 31, 2025.
(2)The carrying value of the 6.375% Notes due 2031 is presented net of unamortized debt issuance cost of $6 million as of June 30, 2026.
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
As of June 30, 2026, the Company had $335 million available under the ABL Facility, net of $65 million of outstanding borrowings and $50 million of outstanding letters of credit.
Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (i) a base rate plus an applicable margin or (ii) an adjusted term SOFR plus an applicable margin; interest is payable monthly or quarterly, at the Company’s election. The effective interest rate on the ABL Facility was 5.12% as of June 30, 2026.
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

The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including, but not limited to, financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness. At June 30, 2026, the Company was in compliance with the covenants of the ABL Facility.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $17 million. This facility has a one-year term and we had $13 million outstanding as of June 30, 2026 classified as short-term debt.
In the second quarter of 2026, we entered into a non-U.S. revolving credit facility with a maximum commitment of approximately $21 million. This facility has an indefinite term and can be terminated at any time. We had $21 million outstanding as of June 30, 2026 classified as short-term debt.
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
2031 Notes
On February 20, 2026, we completed an offering of $400 million in aggregate principal amount of unsecured notes (the “2031 Notes” or the “6.375% Notes due 2031”). The 2031 Notes bear interest at a rate of 6.375% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2026, and mature on May 15, 2031, unless repurchased or redeemed earlier, if applicable. The 2031 Notes were issued at an issue price of 100% of par. The effective interest rate on the 2031 Notes was 6.71% as of June 30, 2026.
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
The 2031 Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The 2031 Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The 2031 Notes contain covenants customary for debt securities of this nature. At June 30, 2026, the Company was in compliance with the covenants of the 2031 Notes.

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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of June 30, 2026 and December 31, 2025, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	June 30, 2026	December 31, 2025
Revolver	3	$—	$35
ABL Facility	3	65	—
7.50% Notes due 2027	1	—	363
6.375% Notes due 2031	1	407	—
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs, which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
8. Earnings per Share
The computations of basic and diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share data)	2026	2025	2026	2025
Net loss	$(9)	$(9)	$(45)	$(40)

Basic weighted-average common shares	169,646	168,525	169,377	168,275
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average common shares	169,646	168,525	169,377	168,275

Basic loss per share	$(0.05)	$(0.05)	$(0.27)	$(0.24)
Diluted loss per share	$(0.05)	$(0.05)	$(0.27)	$(0.24)

Antidilutive shares excluded from diluted weighted-average common shares	2,099	2,476	1,779	1,994

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
In two misclassification claims, Gonzalez v. RXO Last Mile, Inc. and Espinal v. RXO Last Mile, Inc., we have reached agreements to settle both matters for immaterial amounts, without admitting any liability. We have accrued the full amount of each settlement as of June 30, 2026.
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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.
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
RXO has one reportable segment.
Results of Operations

	Three Months Ended June 30,		Percentage of Revenue
(In millions)	2026	2025	2026	2025
Revenue	$1,774	$1,419	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,472	1,118	83.0%	78.8%
Direct operating expense (exclusive of depreciation and amortization)	53	47	3.0%	3.3%
Sales, general and administrative expense	211	214	11.9%	15.1%
Depreciation and amortization expense	26	30	1.5%	2.1%
Transaction and integration costs	4	7	0.2%	0.5%
Restructuring costs	7	3	0.4%	0.2%
Operating income (loss)	$1	$—	0.1%	—%
Other expense	—	2	—%	0.1%
Interest expense, net	9	8	0.5%	0.6%
Loss before income taxes	$(8)	$(10)	(0.5)%	(0.7)%
Income tax provision (benefit)	1	(1)	0.1%	(0.1)%
Net loss	$(9)	$(9)	(0.5)%	(0.6)%
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Revenue increased by $355 million, or 25.0%, to $1.8 billion in the second quarter of 2026, compared with $1.4 billion for the same quarter in 2025. The year-over-year increase in the second quarter of 2026 was driven by a $324 million increase in truck brokerage revenue, primarily as a result of a 44% increase in revenue per load driven by increases in freight rates and fuel prices. Truck brokerage load volume increased 2% year-over-year, excluding the impact in both periods of the business transitioned from truck brokerage to managed transportation; volume growth was driven by an increase in accretive spot volume. The increase in revenue was also driven by a $29 million increase in last mile revenue as a result of a 6% increase in rates and a 3% increase in volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the second quarter of 2026 was $1.5 billion, or 83.0% of revenue, compared with $1.1 billion, or 78.8% of revenue in the same quarter in 2025. The year-over-year increase as a percentage of revenue during the second quarter of 2026 was driven primarily by a 3.8 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market remained tight in the second quarter of 2026, with capacity continuing to exit, driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates. The increase in truck brokerage cost of transportation and services as a percentage of revenue was also due to higher fuel prices, which lead to increased revenue without a meaningful corresponding increase in gross profit dollars, as fuel costs are a passthrough over time. In addition, last mile cost of transportation and services as a percentage of revenue increased 1.7 percentage points as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $53 million in the second quarter of 2026 increased $6 million, or 12.8%, from $47 million in the same quarter in 2025. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.0% in the second quarter of 2026 compared with 3.3% in the same quarter in 2025 driven primarily by improved operating leverage.

SG&A of $211 million in the second quarter of 2026 decreased $3 million, or 1.4%, from $214 million in the second quarter of 2025. As a percentage of revenue, SG&A decreased to 11.9% in the second quarter of 2026 compared with 15.1% for the same quarter in 2025 driven primarily by cost savings from restructuring actions and improved operating leverage.
Depreciation and amortization expense for the second quarter of 2026 was $26 million, compared with $30 million for the same quarter in 2025. The decrease was primarily due to a $4 million decrease in depreciation expense.
Transaction and integration costs for the second quarter of 2026 and 2025 were $4 million and $7 million, respectively, and primarily comprised acquisition integration costs.
Restructuring costs for the second quarter of 2026 and 2025 were $7 million and $3 million, respectively, and primarily comprised severance and operating lease impairment costs.
Our effective income tax rates were (3.7)% and 14.5% for the second quarter of 2026 and 2025, respectively. The effective tax rates for the second quarter of 2026 and 2025 were calculated using the discrete method. Our effective tax rates for the second quarter of 2026 and 2025 differ from the U.S. corporate income tax rate of 21% primarily due to the effect of non-deductible expense when experiencing a pre-tax loss.

	Six Months Ended June 30,		Percentage of Revenue
(In millions)	2026	2025	2026	2025
Revenue	$3,199	$2,852	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	2,643	2,271	82.6%	79.6%
Direct operating expense (exclusive of depreciation and amortization)	103	95	3.2%	3.3%
Sales, general and administrative expense	408	424	12.8%	14.9%
Depreciation and amortization expense	52	62	1.6%	2.2%
Transaction and integration costs	6	13	0.2%	0.5%
Restructuring costs	14	17	0.4%	0.6%
Operating loss	$(27)	$(30)	(0.8)%	(1.1)%
Other expense	1	2	—%	0.1%
Debt extinguishment loss	11	—	0.4%	—%
Interest expense, net	18	17	0.6%	0.6%
Loss before income taxes	$(57)	$(49)	(1.8)%	(1.7)%
Income tax benefit	(12)	(9)	(0.4)%	(0.3)%
Net loss	$(45)	$(40)	(1.4)%	(1.4)%
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Revenue increased by $347 million, or 12.2%, to $3.2 billion in the first six months of 2026, compared with $2.9 billion for the same period in 2025. The year-over-year increase in the first six months of 2026 was driven by a $354 million increase in truck brokerage revenue, primarily as a result of a 27% increase in revenue per load driven by increases in freight rates and fuel prices. Truck brokerage load volume decreased 4% year-over-year, excluding the impact in both periods of the business transitioned from truck brokerage to managed transportation. The increase in revenue was also driven by a $16 million increase in last mile revenue as a result of a 5% increase in rates, partially offset by a 2% decrease in volume.

Cost of transportation and services (exclusive of depreciation and amortization) in the first six months of 2026 was $2.6 billion, or 82.6% of revenue, compared with $2.3 billion, or 79.6% of revenue in the same period in 2025. The year-over-year increase as a percentage of revenue in the first six months of 2026 was driven primarily by (i) a 2.9 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market remained tight in the first six months of 2026, with capacity continuing to exit, driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates and (ii) a 1.3 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $103 million in the first six months of 2026 increased $8 million, or 8.4%, from $95 million in the same period in 2025. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.2% in the first six months of 2026 compared with 3.3% in the same period of 2025 driven primarily by improved operating leverage.
SG&A of $408 million in the first six months of 2026 decreased $16 million, or 3.8%, from $424 million in the same period in 2025. As a percentage of revenue, SG&A decreased to 12.8% in the first six months of 2026 compared with 14.9% for the same period in 2025 driven primarily by cost savings from restructuring actions and improved operating leverage.
Depreciation and amortization expense for the first six months of 2026 was $52 million, compared with $62 million for the same period in 2025. The decrease was attributable to a $5 million reduction in depreciation expense and a $5 million reduction in intangible amortization expense.
Transaction and integration costs for the first six months of 2026 and 2025 were $6 million and $13 million, respectively, and primarily comprised acquisition integration costs.
Restructuring costs for the first six months of 2026 and 2025 were $14 million and $17 million, respectively, and primarily comprised severance and operating lease impairment costs.
Debt extinguishment loss for the first six months of 2026 was $11 million, resulting from the redemption of our outstanding 7.50% Notes due 2027 and the write off of the related unamortized debt issuance costs and discount.
Our effective income tax rates were 21.1% and 18.2% for the first six months of 2026 and 2025, respectively. The effective tax rates for the first six months of 2026 and 2025 were calculated using the discrete method. Our effective tax rate for the first six months of 2026 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss, partially offset by the recognition of discrete tax benefits. Our effective tax rate for the first six months of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss.
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
As of June 30, 2026, the Company had $335 million available under the ABL Facility, net of $65 million of outstanding borrowings and $50 million of outstanding letters of credit.
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
The 2031 Notes bear interest at a rate of 6.375% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2026, and mature on May 15, 2031, unless repurchased or redeemed earlier, if applicable. The 2031 Notes were issued at an issue price of 100% of par. The Company may redeem the 2031 Notes in whole or in part prior to the 2031 redemption date at predetermined prices depending on the date the 2031 Notes are redeemed.
Refer to Note 6—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional disclosures regarding the Company’s debt and financing arrangements as of June 30, 2026.
Financial Condition
Our asset and liability balances are summarized as follows:

(In millions)	June 30, 2026	December 31, 2025	$ Change	% Change
Total current assets	$1,556	$1,317	$239	18.1%
Total long-term assets	1,903	1,960	(57)	(2.9)%
Total current liabilities	1,227	1,038	189	18.2%
Total long-term liabilities	726	698	28	4.0%
Total assets increased by $182 million from December 31, 2025 to June 30, 2026, primarily due to (i) a $218 million increase in accounts receivable as a result of an increase in revenue and (ii) a $23 million increase in other current assets primarily as a result of the timing of prepaid contracts, partially offset by (i) a $33 million decrease in operating lease assets as a result of amortization and (ii) a $21 million decrease in identifiable intangible assets as a result of amortization.
Total liabilities increased by $217 million from December 31, 2025 to June 30, 2026, primarily due to (i) a $174 million increase in accounts payable as a result of an increase in third party transportation costs and (ii) a $91 million increase in short-term and long-term debt used to fund working capital needs associated with the increase in revenue, partially offset by a $33 million decrease in short-term and long-term operating lease liabilities as a result of lease payments.
Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended June 30,
(In millions)	2026	2025	$ Change
Net cash provided by (used in) operating activities	$(47)	$21	$(68)
Net cash used in investing activities	(29)	(43)	14
Net cash provided by financing activities	74	4	70
Effect of exchange rates on cash, cash equivalents and restricted cash	—	2	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2)	$(16)	$14
Net cash used in operating activities for the first six months of 2026 was $47 million compared with $21 million provided by operating activities in the same period in 2025. The increase in net cash used by operating activities was primarily due to increased working capital requirements associated with higher revenue. The increase in revenue resulted in higher accounts receivable and a corresponding use of cash, partially offset by increased accounts payable.
Net cash used in investing activities for the first six months of 2026 was $29 million compared with $43 million in the same period in 2025. The use of cash in the first six months of 2026 was $29 million for purchases of property and equipment. The primary uses of cash in the first six months of 2025 were (i) $29 million for purchases of property and equipment and (ii) $10 million paid related to the Coyote acquisition for working capital and post-closing adjustments.
Net cash provided by financing activities for the first six months of 2026 was $74 million compared with $4 million in the same period in 2025. The primary sources of cash in the first six months of 2026 were (i) $400 million in proceeds from the issuance of the 2031 Notes and (ii) $49 million in net proceeds from borrowings on revolving credit facilities, partially offset by (i) $362 million paid for the redemption of the 2027 Notes and (ii) $9 million paid for debt issuance costs. The primary source of cash in the first six months of 2025 was $34 million in net proceeds from borrowings on revolving credit facilities, partially offset by $18 million in payments for tax withholdings primarily attributable to the vesting of stock compensation awards held by non-RXO employees at the time of the Company’s spin-off from XPO, Inc.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased for use by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the quarter ended June 30, 2026, as compared with the quantitative and qualitative disclosures about market risk described in the 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three and six months ended June 30, 2026.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of June 30, 2026, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three and six months ended June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1+
Amendment No. 1 to the RXO 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on March 30, 2026).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

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

Date: August 6, 2026		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)