Form 10-Q
period 2026-09-30
RXO, Inc.
filed 2026-10-29
CIK 1929561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2026, there were 164,951,056 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

RXO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RXO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$25	$17
Accounts receivable, net of $15 and $16 in allowances, respectively	1,478	1,226
Other current assets	104	74
Total current assets	1,607	1,317
Long-term assets
Property and equipment, net of $429 and $381 in accumulated depreciation, respectively	124	134
Operating lease assets	203	238
Goodwill	1,111	1,111
Identifiable intangible assets, net of $195 and $164 in accumulated amortization, respectively	422	453
Other long-term assets	29	24
Total long-term assets	1,889	1,960
Total assets	$3,496	$3,277
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$708	$539
Accrued expenses	432	397
Short-term debt and current maturities of long-term debt	35	17
Short-term operating lease liabilities	67	75
Other current liabilities	13	10
Total current liabilities	1,255	1,038
Long-term liabilities
Long-term debt and obligations under finance leases	461	387
Deferred tax liabilities	38	51
Long-term operating lease liabilities	164	191
Other long-term liabilities	62	69
Total long-term liabilities	725	698
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value; 10,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 164,945 and 164,160 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,946	1,929
Accumulated deficit	(426)	(384)
Accumulated other comprehensive loss	(6)	(6)
Total equity	1,516	1,541
Total liabilities and equity	$3,496	$3,277
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$1,871	$1,421	$5,070	$4,273
Cost of transportation and services (exclusive of depreciation and amortization)	1,538	1,137	4,181	3,408
Direct operating expense (exclusive of depreciation and amortization)	58	48	161	143
Sales, general and administrative expense	223	208	631	632
Depreciation and amortization expense	28	26	80	88
Transaction and integration costs	1	5	7	18
Restructuring costs	6	4	20	21
Operating income (loss)	$17	$(7)	$(10)	$(37)
Other expense (income)	1	(1)	2	1
Debt extinguishment loss	—	—	11	—
Interest expense, net	10	9	28	26
Income (loss) before income taxes	$6	$(15)	$(51)	$(64)
Income tax provision (benefit)	3	(1)	(9)	(10)
Net income (loss)	$3	$(14)	$(42)	$(54)

Earnings (loss) per share
Basic	$0.02	$(0.08)	$(0.25)	$(0.32)
Diluted	$0.02	$(0.08)	$(0.25)	$(0.32)

Weighted-average common shares outstanding
Basic	169,674	168,578	169,475	168,377
Diluted	172,006	168,578	169,475	168,377
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$3	$(14)	$(42)	$(54)

Other comprehensive income (loss)
Foreign currency gain (loss)	$1	$(1)	$—	$4
Other comprehensive income (loss)	1	(1)	—	4
Comprehensive income (loss)	$4	$(15)	$(42)	$(50)
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities
Net loss	$(42)	$(54)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization expense	80	88
Stock compensation expense	21	22
Deferred tax benefit	(12)	(15)
Impairment of operating lease assets	1	3
Debt extinguishment loss	11	—
Other	8	7
Changes in assets and liabilities
Accounts receivable	(261)	120
Other current assets and other long-term assets	(35)	20
Accounts payable	175	(74)
Accrued expenses, other current liabilities and other long-term liabilities	32	(73)
Net cash provided by (used in) operating activities	(22)	44
Investing activities
Payment for purchases of property and equipment	(42)	(43)
Proceeds from sale of property and equipment	—	1
Business acquisition, net of cash acquired	—	(10)
Other	—	(4)
Net cash used in investing activities	(42)	(56)
Financing activities
Proceeds from borrowings on revolving credit facilities	931	471
Repayment of borrowings on revolving credit facilities	(882)	(438)
Proceeds from issuance of debt	400	—
Repurchase of debt	(362)	—
Repayment of debt and finance leases	(2)	(1)
Payment for debt issuance costs	(9)	—
Payment for equity issuance costs	—	(1)
Payment for tax withholdings related to vesting of stock compensation awards	(4)	(20)
Other	—	(10)
Net cash provided by financing activities	72	1
Effect of exchange rates on cash, cash equivalents and restricted cash	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash	8	(9)
Cash, cash equivalents, and restricted cash, beginning of period	18	35
Cash, cash equivalents, and restricted cash, end of period	$26	$26

Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$37	$38
Leased assets obtained in exchange for new finance lease liabilities	1	—
Cash paid for income taxes, net	6	6
Cash paid for interest, net	14	17
Purchases of property and equipment in accounts payable, accrued expenses and other liabilities	2	12
See accompanying notes to condensed consolidated financial statements.

RXO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2026	164,920	$2	$1,940	$(429)	$(7)	$1,506
Net income	—	—	—	3	—	3
Other comprehensive income	—	—	—	—	1	1
Stock compensation expense	—	—	7	—	—	7
Vesting of stock compensation awards	25	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(1)	—	—	(1)
Balance as of September 30, 2026	164,945	$2	$1,946	$(426)	$(6)	$1,516

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	164,160	$2	$1,929	$(384)	$(6)	$1,541
Net loss	—	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—
Stock compensation expense	—	—	21	—	—	21
Vesting of stock compensation awards	785	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Balance as of September 30, 2026	164,945	$2	$1,946	$(426)	$(6)	$1,516

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2025	163,970	$2	$1,915	$(324)	$(5)	$1,588
Net loss	—	—	—	(14)	—	(14)
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	8	—	—	8
Vesting of stock compensation awards	133	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(1)	—	—	(1)
Balance as of September 30, 2025	164,103	$2	$1,922	$(338)	$(6)	$1,580

	Common Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	162,517	$2	$1,904	$(284)	$(10)	$1,612
Net loss	—	—	—	(54)	—	(54)
Other comprehensive income	—	—	—	—	4	4
Stock compensation expense	—	—	22	—	—	22
Vesting of stock compensation awards	1,586	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Balance as of September 30, 2025	164,103	$2	$1,922	$(338)	$(6)	$1,580

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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Significant Accounting Policies
Our significant accounting policies are disclosed in Note 2 to the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies as of September 30, 2026.
Restricted Cash
As of September 30, 2026 and December 31, 2025, our restricted cash included in Other current assets on our Condensed Consolidated Balance Sheets was $1 million.
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
On July 4, 2025, the U.S. enacted into law H.R.1, commonly referred to as “The One Big Beautiful Bill Act” (the “Act”). The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100% bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several international tax provisions. The legislation has various effective dates of implementation from 2025 through 2027. Certain provisions of the Act that were in effect for fiscal 2025 were reflected in our consolidated financial statements for the year ended December 31, 2025. The Act did not have any material impact on our effective tax rate or cash flow for the three and nine months ended September 30, 2026.

3. Segment Reporting
The tables below provide information about the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenue	$1,871	$1,421	$5,070	$4,273

Less:
Cost of transportation and services (exclusive of depreciation and amortization)	1,538	1,137	4,181	3,408
Direct operating expense (exclusive of depreciation and amortization)	58	48	161	143
Sales, general and administrative expense (1)	208	197	593	602
Other expense	1	1	1	1
Segment adjusted EBITDA	$66	$38	$134	$119

Unallocated corporate expenses	15	8	35	27
Depreciation and amortization expense	28	26	80	88
Transaction and integration costs	1	5	7	18
Restructuring and other costs	6	7	22	24
Other expense (2)	—	(2)	2	—
Debt extinguishment loss	—	—	11	—
Interest expense, net	10	9	28	26
Consolidated income (loss) before income taxes	$6	$(15)	$(51)	$(64)
(1)Excludes unallocated corporate expenses and other costs.
(2)Excludes other costs.

(In millions)	September 30, 2026	December 31, 2025
Segment assets	$3,429	$3,207
Corporate assets	67	70
Total assets	$3,496	$3,277
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area, service offering and industry sector. The majority of our revenue, based on sales office location, is generated in the U.S. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Europe, Mexico and Asia) for the three months ended September 30, 2026 and 2025, respectively. Approximately 8% and 7% of our revenues were generated outside the U.S. (primarily in Canada, Europe, Mexico and Asia) for the nine months ended September 30, 2026 and 2025, respectively.

Our revenue disaggregated by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Truck brokerage	$1,433	$1,039	$3,879	$3,131
Last mile	334	305	943	898
Managed transportation	163	137	430	416
Eliminations	(59)	(60)	(182)	(172)
Total	$1,871	$1,421	$5,070	$4,273
Our revenue disaggregated by industry sector is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Retail/e-commerce	$674	$530	$1,856	$1,601
Industrial/manufacturing	375	270	1,013	817
Food and beverage	335	229	906	682
Logistics and transportation	78	123	322	359
Automotive	140	88	356	276
Other	269	181	617	538
Total	$1,871	$1,421	$5,070	$4,273
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. As of September 30, 2026, the fixed consideration component of our remaining performance obligation was approximately $51 million, and we expect approximately 100% of that amount to be recognized over the next four years. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and impairment of real estate and equipment operating lease assets, and are intended to improve our efficiency and profitability going forward.
The following is a roll-forward of the Company’s restructuring activity:

		Nine Months Ended September 30, 2026
(In millions)	Reserve Balance as of December 31, 2025	Charges Incurred	Payments	Other	Reserve Balance as of September 30, 2026
Severance	$8	$9	$(13)	$—	$4
Equipment and facilities	19	11	(12)	3	21
Total	$27	$20	$(25)	$3	$25

We expect the majority of the cash outlays related to the remaining severance restructuring liability at September 30, 2026 to be complete within twelve months. Cash outlays related to the remaining equipment and facilities restructuring liability at September 30, 2026 will be completed over the remaining term of the impaired leases.

6. Debt
The following table summarizes the principal balance and carrying value of our debt:

	September 30, 2026		December 31, 2025
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Revolver	$—	$—	$35	$35
ABL Facility	65	65	—	—
7.50% Notes due 2027 (1)	—	—	355	351
6.375% Notes due 2031 (2)	400	395	—	—
Finance leases, asset financing and short-term debt	36	36	18	18
Total debt and obligations under finance leases	501	496	408	404
Less: Short-term debt and current maturities of long-term debt	35	35	17	17
Total long-term debt and obligations under finance leases	$466	$461	$391	$387
(1)The carrying value of the 7.50% Notes due 2027 is presented net of unamortized debt issuance cost and discount of $4 million as of December 31, 2025.
(2)The carrying value of the 6.375% Notes due 2031 is presented net of unamortized debt issuance cost of $5 million as of September 30, 2026.
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
As of September 30, 2026, the Company had $335 million available under the ABL Facility, net of $65 million of outstanding borrowings and $50 million of outstanding letters of credit.
Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (i) a base rate plus an applicable margin or (ii) an adjusted term SOFR plus an applicable margin; interest is payable monthly or quarterly, at the Company’s election. The effective interest rate on the ABL Facility was 5.24% as of September 30, 2026.
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

The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including, but not limited to, financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness. At September 30, 2026, the Company was in compliance with the covenants of the ABL Facility.
We also have a non-U.S. revolving credit facility with a maximum commitment of approximately $17 million. This facility has a one-year term and we had $13 million outstanding as of September 30, 2026 classified as short-term debt.
In the second quarter of 2026, we entered into a non-U.S. revolving credit facility with a maximum commitment of approximately $20 million. This facility has an indefinite term and can be terminated at any time. We had $20 million outstanding as of September 30, 2026 classified as short-term debt.
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
2031 Notes
On February 20, 2026, we completed an offering of $400 million in aggregate principal amount of unsecured notes (the “2031 Notes” or the “6.375% Notes due 2031”). The 2031 Notes bear interest at a rate of 6.375% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2026, and mature on May 15, 2031, unless repurchased or redeemed earlier, if applicable. The 2031 Notes were issued at an issue price of 100% of par. The effective interest rate on the 2031 Notes was 6.71% as of September 30, 2026.
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
The 2031 Notes are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The 2031 Notes and its guarantees are unsecured, senior indebtedness for us and our guarantors. The 2031 Notes contain covenants customary for debt securities of this nature. At September 30, 2026, the Company was in compliance with the covenants of the 2031 Notes.

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
Assets and Liabilities
The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt and current maturities of long-term debt approximated their fair values as of September 30, 2026 and December 31, 2025, due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of our debt and classification in the fair value hierarchy is as follows:

(In millions)	Level	September 30, 2026	December 31, 2025
Revolver	3	$—	$35
ABL Facility	3	65	—
7.50% Notes due 2027	1	—	363
6.375% Notes due 2031	1	390	—
We valued Level 1 debt using quoted prices in active markets. We valued Level 3 debt using unobservable inputs, which reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
8. Earnings per Share
The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$3	$(14)	$(42)	$(54)

Basic weighted-average common shares	169,674	168,578	169,475	168,377
Dilutive effect of stock-based awards	2,332	—	—	—
Diluted weighted-average common shares	172,006	168,578	169,475	168,377

Basic earnings (loss) per share	$0.02	$(0.08)	$(0.25)	$(0.32)
Diluted earnings (loss) per share	$0.02	$(0.08)	$(0.25)	$(0.32)

Antidilutive shares excluded from diluted weighted-average common shares	10	2,179	1,967	2,056

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
In one of the misclassification claims, Espinal v. RXO Last Mile, Inc., we have reached an agreement to settle the matter for an immaterial amount without admitting any liability. We have accrued the full amount of the settlement as of September 30, 2026.
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

10. Subsequent Events
On October 4, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with C.H. Robinson Worldwide, Inc. (“C.H. Robinson”), Rover Merger Sub Inc., a direct wholly owned subsidiary of C.H. Robinson (“Merger Sub 1”) and Viking Logistics LLC, a direct or indirect wholly owned subsidiary of C.H. Robinson (“NewCo”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, (i) Merger Sub 1 will merge with and into RXO (the “First Merger”), with RXO continuing as the surviving corporation in the First Merger (the “RXO Surviving Company”) and becoming a wholly owned subsidiary of C.H. Robinson, and (ii) following the First Merger, the RXO Surviving Company will merge with and into NewCo (the “Second Merger”, and together with the First Merger, the “Transaction”), with NewCo continuing as the surviving company in the Second Merger and becoming a wholly owned subsidiary of C.H. Robinson.
Under the terms of the Merger Agreement, C.H. Robinson will acquire the Company in a stock-and-cash transaction with an implied value of approximately $5.8 billion as of the announcement. RXO stockholders will receive $17.25 per share in cash and 0.0856 shares of C.H. Robinson common stock for each RXO share they own, representing an implied consideration of $30.25 per share (based on C.H. Robinson’s 16-day volume-weighted average price of $151.88 as of October 2, 2026). Under the Merger Agreement, RXO stockholders may elect to receive (i) a combination of $17.25 in cash and 0.0856 shares of C.H. Robinson common stock, (ii) $30.25 in cash or (iii) 0.1992 shares of C.H. Robinson common stock, for each share of RXO common stock, subject to proration procedures designed to preserve the overall mix of cash and C.H. Robinson common stock contemplated by the Merger Agreement. The Transaction is subject to the satisfaction or waiver of customary closing conditions, including approval by holders of a majority of the outstanding shares of RXO common stock and required regulatory approvals. The Transaction is expected to close in the first half of 2027.

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
Pending Merger with C.H. Robinson Worldwide, Inc.
On October 4, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with C.H. Robinson Worldwide, Inc. (“C.H. Robinson”), Rover Merger Sub Inc., a direct wholly owned subsidiary of C.H. Robinson (“Merger Sub 1”) and Viking Logistics LLC, a direct or indirect wholly owned subsidiary of C.H. Robinson (“NewCo”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, (i) Merger Sub 1 will merge with and into RXO (the “First Merger”), with RXO continuing as the surviving corporation in the First Merger (the “RXO Surviving Company”) and becoming a wholly owned subsidiary of C.H. Robinson, and (ii) following the First Merger, the RXO Surviving Company will merge with and into NewCo (the “Second Merger”, and together with the First Merger, the “Transaction”), with NewCo continuing as the surviving company in the Second Merger and becoming a wholly owned subsidiary of C.H. Robinson.
Under the terms of the Merger Agreement, C.H. Robinson will acquire the Company in a stock-and-cash transaction with an implied value of approximately $5.8 billion as of the announcement. RXO stockholders will receive $17.25 per share in cash and 0.0856 shares of C.H. Robinson common stock for each RXO share they own, representing an implied consideration of $30.25 per share (based on C.H. Robinson’s 16-day volume-weighted average price of $151.88 as of October 2, 2026). Under the Merger Agreement, RXO stockholders may elect to receive (i) a combination of $17.25 in cash and 0.0856 shares of C.H. Robinson common stock, (ii) $30.25 in cash or (iii) 0.1992 shares of C.H. Robinson common stock, for each share of RXO common stock, subject to proration procedures designed to preserve the overall mix of cash and C.H. Robinson common stock contemplated by the Merger Agreement. The Transaction is subject to the satisfaction or waiver of customary closing conditions, including approval by holders of a majority of the outstanding shares of RXO common stock and required regulatory approvals. The Transaction is expected to close in the first half of 2027.
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
The Company’s condensed consolidated financial statements include the accounts of RXO, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Refer to Note 2—Basis of Presentation and Significant Accounting Policies for additional details regarding the basis of presentation used for the Company’s condensed consolidated financial statements.
Cost of transportation and services (exclusive of depreciation and amortization) primarily includes the cost of providing or procuring freight transportation for RXO customers.
Direct operating expenses (exclusive of depreciation and amortization) include both fixed and variable expenses and consists mainly of personnel costs; facility and equipment expenses, such as rent, utilities, equipment maintenance and repair; costs of materials and supplies; information technology expenses; and gains and losses on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function; salary and benefit costs for executive and certain administration functions; third-party professional fees; facility costs; bad debt expense; and legal costs.
RXO has one reportable segment.

Results of Operations

	Three Months Ended September 30,		Percentage of Revenue
(In millions)	2026	2025	2026	2025
Revenue	$1,871	$1,421	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	1,538	1,137	82.2%	80.0%
Direct operating expense (exclusive of depreciation and amortization)	58	48	3.1%	3.4%
Sales, general and administrative expense	223	208	11.9%	14.6%
Depreciation and amortization expense	28	26	1.5%	1.8%
Transaction and integration costs	1	5	0.1%	0.4%
Restructuring costs	6	4	0.3%	0.3%
Operating income (loss)	$17	$(7)	0.9%	(0.5)%
Other expense (income)	1	(1)	0.1%	(0.1)%
Interest expense, net	10	9	0.5%	0.6%
Income (loss) before income taxes	$6	$(15)	0.3%	(1.1)%
Income tax provision (benefit)	3	(1)	0.2%	(0.1)%
Net income (loss)	$3	$(14)	0.2%	(1.0)%
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Revenue increased by $450 million, or 31.7%, to $1.9 billion in the third quarter of 2026, compared with $1.4 billion for the same quarter in 2025. The year-over-year increase in the third quarter of 2026 was driven by a $394 million increase in truck brokerage revenue, primarily as a result of a 48% increase in revenue per load driven by increases in freight rates and fuel prices. Truck brokerage load volume increased 2% year-over-year, excluding the impact in both periods of the business transitioned from truck brokerage to managed transportation; volume growth was driven by an increase in accretive spot volume. The increase in revenue was also driven by a $29 million increase in last mile revenue as a result of a 5% increase in volume and a 4% increase in rates. In addition, managed transportation revenue increased by $26 million, driven primarily by an increase in freight forwarding revenue per load as a result of freight mix changes, as well as an increase in managed expedite volume.
Cost of transportation and services (exclusive of depreciation and amortization) in the third quarter of 2026 was $1.5 billion, or 82.2% of revenue, compared with $1.1 billion, or 80.0% of revenue in the same quarter in 2025. The year-over-year increase as a percentage of revenue during the third quarter of 2026 was driven by a 0.8 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market remained tight in the third quarter of 2026, with capacity continuing to exit, driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates. The increase in truck brokerage cost of transportation and services as a percentage of revenue was also due to higher fuel prices, which led to increased revenue without a meaningful corresponding increase in gross profit dollars, as fuel costs are a passthrough over time. In addition, last mile cost of transportation and services as a percentage of revenue increased 1.6 percentage points as a result of freight mix changes.
Direct operating expense (exclusive of depreciation and amortization) of $58 million in the third quarter of 2026 increased $10 million, or 20.8%, from $48 million in the same quarter in 2025. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.1% in the third quarter of 2026 compared with 3.4% in the same quarter in 2025 driven primarily by improved operating leverage.
SG&A of $223 million in the third quarter of 2026 increased $15 million, or 7.2%, from $208 million in the third quarter of 2025, driven primarily by an increase in variable compensation expense due to improved profitability. As a percentage of revenue, SG&A decreased to 11.9% in the third quarter of 2026 compared with 14.6% for the same quarter in 2025 driven primarily by cost savings from restructuring actions and improved operating leverage.

Depreciation and amortization expense for the third quarter of 2026 was $28 million, compared with $26 million for the same quarter in 2025. The increase was primarily due to a $2 million increase in depreciation expense.
Transaction and integration costs for the third quarter of 2026 and 2025 were $1 million and $5 million, respectively, and primarily comprised acquisition integration costs.
Restructuring costs for the third quarter of 2026 and 2025 were $6 million and $4 million, respectively, and primarily comprised severance and operating lease impairment costs.
Our effective income tax rates were 49.4% and 9.2% for the third quarter of 2026 and 2025, respectively. The effective tax rates for the third quarter of 2026 and 2025 were calculated using the discrete method. Our effective tax rate for the third quarter of 2026 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses and state income taxes within the U.S. Our effective tax rate for the third quarter of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss.

	Nine Months Ended September 30,		Percentage of Revenue
(In millions)	2026	2025	2026	2025
Revenue	$5,070	$4,273	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	4,181	3,408	82.5%	79.8%
Direct operating expense (exclusive of depreciation and amortization)	161	143	3.2%	3.3%
Sales, general and administrative expense	631	632	12.4%	14.8%
Depreciation and amortization expense	80	88	1.6%	2.1%
Transaction and integration costs	7	18	0.1%	0.4%
Restructuring costs	20	21	0.4%	0.5%
Operating loss	$(10)	$(37)	(0.2)%	(0.9)%
Other expense	2	1	—%	—%
Debt extinguishment loss	11	—	0.2%	—%
Interest expense, net	28	26	0.6%	0.6%
Loss before income taxes	$(51)	$(64)	(1.0)%	(1.5)%
Income tax benefit	(9)	(10)	(0.2)%	(0.2)%
Net loss	$(42)	$(54)	(0.8)%	(1.3)%
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Revenue increased by $797 million, or 18.7%, to $5.1 billion in the first nine months of 2026, compared with $4.3 billion for the same period in 2025. The year-over-year increase in the first nine months of 2026 was driven by a $748 million increase in truck brokerage revenue, primarily as a result of a 34% increase in revenue per load driven by increases in freight rates and fuel prices. Truck brokerage load volume decreased 2% year-over-year, excluding the impact in both periods of the business transitioned from truck brokerage to managed transportation; volume growth was driven by an increase in accretive spot volume. The increase in revenue was also driven by a $45 million increase in last mile revenue as a result of a 5% increase in rates.
Cost of transportation and services (exclusive of depreciation and amortization) in the first nine months of 2026 was $4.2 billion, or 82.5% of revenue, compared with $3.4 billion, or 79.8% of revenue in the same period in 2025. The year-over-year increase as a percentage of revenue in the first nine months of 2026 was driven primarily by (i) a 2.1 percentage point increase in truck brokerage cost of transportation and services as a percentage of revenue as the market remained tight in the first nine months of 2026, with capacity continuing to exit, driven primarily by regulatory changes and enforcement, which caused buy rates to increase faster than our contractual sell rates and (ii) a 1.4 percentage point increase in last mile cost of transportation and services as a percentage of revenue as a result of freight mix changes.

Direct operating expense (exclusive of depreciation and amortization) of $161 million in the first nine months of 2026 increased $18 million, or 12.6%, from $143 million in the same period in 2025. As a percentage of revenue, direct operating expense (exclusive of depreciation and amortization) decreased to 3.2% in the first nine months of 2026 compared with 3.3% in the same period of 2025 driven primarily by improved operating leverage.
SG&A of $631 million in the first nine months of 2026 decreased $1 million, or 0.2%, from $632 million in the same period in 2025. As a percentage of revenue, SG&A decreased to 12.4% in the first nine months of 2026 compared with 14.8% for the same period in 2025 driven primarily by cost savings from restructuring actions and improved operating leverage.
Depreciation and amortization expense for the first nine months of 2026 was $80 million, compared with $88 million for the same period in 2025. The decrease was attributable to a $3 million reduction in depreciation expense and a $5 million reduction in intangible amortization expense.
Transaction and integration costs for the first nine months of 2026 and 2025 were $7 million and $18 million, respectively, and primarily comprised acquisition integration costs.
Restructuring costs for the first nine months of 2026 and 2025 were $20 million and $21 million, respectively, and primarily comprised severance and operating lease impairment costs.
Debt extinguishment loss for the first nine months of 2026 was $11 million, resulting from the redemption of our outstanding 7.50% Notes due 2027 and the write off of the related unamortized debt issuance costs and discount.
Our effective income tax rates were 17.4% and 16.0% for the first nine months of 2026 and 2025, respectively. The effective tax rates for the first nine months of 2026 and 2025 were calculated using the discrete method. Our effective tax rate for the first nine months of 2026 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss, partially offset by the recognition of discrete tax benefits. Our effective tax rate for the first nine months of 2025 differs from the U.S. corporate income tax rate of 21% primarily due to the effect of nondeductible expenses when experiencing a pre-tax loss.
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
As of September 30, 2026, the Company had $335 million available under the ABL Facility, net of $65 million of outstanding borrowings and $50 million of outstanding letters of credit.
2031 Notes
On February 20, 2026, we completed an offering of $400 million in aggregate principal amount of unsecured notes (the “2031 Notes”). A portion of the proceeds from the offering was used to redeem all the outstanding 2027 Notes at a redemption price of 101.875% of the principal amount thereof, plus accrued and unpaid interest. We recorded a debt extinguishment loss of $11 million in the first quarter of 2026 due to the redemption of the 2027 Notes.
The 2031 Notes bear interest at a rate of 6.375% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2026, and mature on May 15, 2031, unless repurchased or redeemed earlier, if applicable. The 2031 Notes were issued at an issue price of 100% of par. The Company may redeem the 2031 Notes in whole or in part prior to the 2031 maturity date at predetermined prices depending on the date the 2031 Notes are redeemed.
Refer to Note 6—Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional disclosures regarding the Company’s debt and financing arrangements as of September 30, 2026.
Financial Condition
Our asset and liability balances are summarized as follows:

(In millions)	September 30, 2026	December 31, 2025	$ Change	% Change
Total current assets	$1,607	$1,317	$290	22.0%
Total long-term assets	1,889	1,960	(71)	(3.6)%
Total current liabilities	1,255	1,038	217	20.9%
Total long-term liabilities	725	698	27	3.9%
Total assets increased by $219 million from December 31, 2025 to September 30, 2026, primarily due to (i) a $252 million increase in accounts receivable as a result of an increase in revenue and (ii) a $30 million increase in other current assets primarily as a result of an increase in contract assets related to shipments in-transit at period end, partially offset by (i) a $35 million decrease in operating lease assets as a result of amortization and (ii) a $31 million decrease in identifiable intangible assets as a result of amortization.
Total liabilities increased by $244 million from December 31, 2025 to September 30, 2026, primarily due to (i) a $169 million increase in accounts payable as a result of an increase in third party transportation costs and (ii) a $92 million increase in short-term and long-term debt used to fund working capital needs associated with the increase in revenue, partially offset by a $35 million decrease in short-term and long-term operating lease liabilities as a result of lease payments.

Cash Flow Activity
Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025	$ Change
Net cash provided by (used in) operating activities	$(22)	$44	$(66)
Net cash used in investing activities	(42)	(56)	14
Net cash provided by financing activities	72	1	71
Effect of exchange rates on cash, cash equivalents and restricted cash	—	2	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8	$(9)	$17
Net cash used in operating activities for the first nine months of 2026 was $22 million compared with $44 million provided by operating activities in the same period in 2025. The increase in net cash used by operating activities was primarily due to increased working capital requirements associated with higher revenue. The increase in revenue resulted in higher accounts receivable and a corresponding use of cash, partially offset by increased accounts payable.
Net cash used in investing activities for the first nine months of 2026 was $42 million compared with $56 million in the same period in 2025. The use of cash in the first nine months of 2026 was $42 million for purchases of property and equipment. The primary uses of cash in the first nine months of 2025 were (i) $43 million for purchases of property and equipment and (ii) $10 million paid related to the Coyote acquisition for working capital and post-closing adjustments.
Net cash provided by financing activities for the first nine months of 2026 was $72 million compared with $1 million in the same period in 2025. The primary sources of cash in the first nine months of 2026 were (i) $400 million in proceeds from the issuance of the 2031 Notes and (ii) $49 million in net proceeds from borrowings on revolving credit facilities, partially offset by (i) $362 million paid for the redemption of the 2027 Notes and (ii) $9 million paid for debt issuance costs. The primary source of cash in the first nine months of 2025 was $33 million in net proceeds from borrowings on revolving credit facilities, partially offset by $20 million in payments for tax withholdings primarily attributable to the vesting of stock compensation awards held by non-RXO employees at the time of the Company’s spin-off from XPO, Inc.
Critical Accounting Policies
Our significant accounting policies, which include management’s most subjective and complex estimates and judgments, are included in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2025 included in the 2025 Form 10-K. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, is disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, interest rates and the price of diesel fuel purchased for use by third-party carriers who perform the physical freight movements we arrange. There have been no material changes to our quantitative and qualitative disclosures about market risk during the quarter ended September 30, 2026, as compared with the quantitative and qualitative disclosures about market risk described in the 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RXO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Failure to complete the merger with C.H. Robinson Worldwide, Inc. (“C.H. Robinson”) could negatively affect our stock price and our future business and financial results.
If the pending merger with C.H. Robinson is not completed for any reason, our business, financial condition and results of operations could be adversely affected and we would not realize any of the anticipated benefits of the transaction. In addition, we would be subject to a number of risks, including:
•negative reactions from the financial markets, including adverse effects on the market price of our common stock, particularly to the extent the current market price reflects an assumption that the merger will be completed;
•potential loss of customers, carriers, vendors and other business relationships;
•costs incurred in connection with the proposed merger, including legal, accounting, financial advisory, consulting and other transaction-related expenses, regardless of whether the merger is completed;
•the diversion of management’s attention and resources from the operation of our business and execution of our strategic initiatives; and
•potential challenges in retaining employees during the pendency of the merger.
If the Merger Agreement is terminated, there can be no assurance that an alternative transaction providing equivalent or greater value to stockholders will be available or completed on favorable terms, if at all.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty regarding the proposed merger may adversely affect our ability to attract, retain and motivate employees and maintain relationships with customers, carriers, service providers and other business partners. Many employees may experience uncertainty regarding their future roles and responsibilities following the completion of the merger.
In addition, subject to specified exceptions, the Merger Agreement restricts our ability to take certain actions outside the ordinary course of business without the consent of C.H. Robinson. These restrictions may limit our ability to respond to changing market conditions, pursue strategic opportunities, enter into certain transactions or otherwise operate our business in the manner we would have absent the pending merger.
Stockholder litigation relating to the merger could prevent or delay the completion of the merger or otherwise adversely affect our business and results of operations.
The announcement and pendency of the merger may result in stockholder litigation. We may incur significant costs in connection with the defense or settlement of any claims that may be asserted, and such litigation could divert management’s attention and resources, result in substantial costs and expenses and, in certain circumstances, delay or prevent completion of the merger. Any such matters could adversely affect our financial condition, results of operations and cash flows.

We expect to continue to incur substantial costs related to the merger.
We expect to incur significant non-recurring expenses in connection with the proposed merger. These expenses include legal, accounting, financial advisory, consulting, regulatory, filing, printing and communication costs, as well as potential employee retention and severance-related costs. Many of these expenses are payable regardless of whether the merger is completed. As a result, the costs associated with the merger could have an adverse effect on our results of operations and cash flows.
Because the merger consideration is subject to election and proration procedures and includes shares of C.H. Robinson common stock, our stockholders cannot be certain of the form or value of the merger consideration they may receive.
Pursuant to the Merger Agreement, holders of our common stock may elect to receive cash consideration, stock consideration or a combination of cash and shares of C.H. Robinson common stock. However, such elections are subject to proration procedures designed to maintain the overall consideration mix contemplated by the Merger Agreement. In addition, because a portion of the merger consideration consists of shares of C.H. Robinson common stock, the value ultimately received by our stockholders will depend in part on the market price of C.H. Robinson common stock at the time the merger is completed. The market price of C.H. Robinson common stock may fluctuate significantly prior to the completion of the merger due to changes in market conditions, economic factors, industry conditions, operating performance or other factors, many of which are beyond our control. Consequently, the value of the merger consideration received by our stockholders upon completion of the merger could be greater than or less than the value implied by the transaction at the time the Merger Agreement was executed.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that could adversely affect the combined company.
Completion of the merger is subject to the receipt of required antitrust clearances and other governmental and regulatory approvals, as well as the satisfaction of other closing conditions. Regulatory authorities may impose conditions, restrictions, obligations or requirements in connection with granting necessary approvals. Such conditions may delay completion of the merger, increase costs, limit the anticipated benefits of the transaction or otherwise adversely affect the operations, financial condition or prospects of the combined company.
There can be no assurance that all required regulatory approvals will be obtained on acceptable terms, within expected time periods or at all. In addition, completion of the merger is conditioned upon the absence of any law, order, injunction or other legal restraint prohibiting or making illegal the consummation of the transaction.
The Merger Agreement may be terminated, and the merger may not be completed.
The Merger Agreement contains a number of conditions that must be satisfied or waived before the merger can be completed. These conditions include, among others, approval of the merger by our stockholders, receipt of required regulatory approvals and the absence of legal restraints preventing completion of the transaction. In addition, each party’s obligation to consummate the merger is subject to other customary conditions, including the accuracy of the other party’s representations and warranties and compliance with its obligations under the Merger Agreement.
These conditions may not be satisfied in a timely manner or at all. Accordingly, there can be no assurance that the merger will be completed. Furthermore, the Merger Agreement may be terminated under specified circumstances, including by mutual agreement of the parties or by either party under certain conditions set forth in the agreement.
The anticipated benefits of the merger may not be realized fully or may take longer than expected to be realized.
The combined company’s ability to realize the anticipated benefits of the merger, including anticipated operational efficiencies and other strategic benefits associated with the combination, will depend in part on the successful integration of the two businesses. The integration of our business with that of C.H. Robinson may be more difficult, costly or time-consuming than expected and may result in unforeseen operating difficulties, increased expenses, disruptions to customer relationships, employee attrition, system integration challenges or other adverse consequences. In addition, factors outside the control of the parties, including market conditions, customer retention and competitive responses, may reduce or eliminate the anticipated benefits of the merger. Any failure to realize the expected benefits of the transaction could adversely affect the business, financial condition and results of operations of the combined company.
We may be required to pay a termination fee under certain circumstances, which could adversely affect our financial condition, results of operations and cash flows.
The Merger Agreement contains provisions requiring us to pay a termination fee of $175 million under specified circumstances. If the termination fee becomes payable, the payment could have an adverse effect on our financial condition, liquidity and results of operations. In addition, the potential obligation to pay the termination fee could discourage third parties from pursuing alternative transactions that may otherwise be favorable to our stockholders.
The Merger Agreement limits our ability to pursue alternative acquisition proposals and could discourage competing transactions that may be beneficial to our stockholders.
The Merger Agreement contains customary provisions that restrict our ability to solicit, initiate, knowingly encourage or facilitate alternative acquisition proposals from third parties. Although the Merger Agreement permits our Board of Directors, under certain circumstances and subject to specified conditions, to consider and respond to unsolicited acquisition proposals, these provisions may discourage third parties from making competing acquisition proposals. In addition, MFN Partners LP, which beneficially owns approximately 19% of our outstanding common stock, has agreed to vote its shares in favor of the merger, which may further discourage competing proposals. In addition, under certain circumstances, termination of the Merger Agreement in connection with an alternative transaction could require payment of the termination fee. As a result, the Merger Agreement may reduce the likelihood that our stockholders would receive a competing proposal that could be more favorable than the transaction contemplated by the Merger Agreement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuances of unregistered securities during the three and nine months ended September 30, 2026.
On May 2, 2023, the Company’s Board of Directors authorized the repurchase of up to $125 million of the Company’s common stock. As of September 30, 2026, $123 million remained available under the program for future share repurchases. We are not obligated to repurchase any specific number of shares or use a specific dollar amount of the approved amount. The program does not have an expiration date and may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors. There were no share repurchases under the program or otherwise during the three and nine months ended September 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1†
Agreement and Plan of Merger, dated as of October 4, 2026, by and among C.H. Robinson Worldwide, Inc., RXO, Inc., Rover Merger Sub Inc., and Viking Logistics LLC (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2026).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

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
*    Filed herewith.
**    Furnished herewith.
†    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2026		RXO, INC.

	By:	/s/ Drew M. Wilkerson
Drew M. Wilkerson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James E. Harris
James E. Harris
Chief Financial Officer
(Principal Financial Officer)